Form 10KSB40
period 1996-12-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 1997-05-08
CIK 1029654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1996 containing only financial statements pursuant to Rule 15d-2.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number 0-22103

                      HEMLOCK FEDERAL FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                       36-4126192
--------------------------------------------              ----------------------
       (State or Other Jurisdiction                          (I.R.S. Employer
     of Incorporation or Organization)                    Identification Number)

5700 West 159th Street, Oak Forest, Illinois                      60452
--------------------------------------------              ----------------------
  (Address of Principal Executive Offices)                       Zip Code

       Registrant's telephone number, including area code: (708) 687-9400
                                                           --------------
                                  ------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ ] NO [X].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     As of May 5, 1997, the Registrant had 2,076,325 shares of Common Stock issued and outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of May 5, 1997 was $23,213,047. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                        HEMLOCK FEDERAL BANK FOR SAVINGS

                              Oak Forest, Illinois

                              FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994


                                    CONTENTS



REPORT OF INDEPENDENT AUDITORS........................................    1


FINANCIAL STATEMENTS

     STATEMENTS OF FINANCIAL CONDITION................................    2

     STATEMENTS OF INCOME.............................................    3

     STATEMENTS OF CHANGES IN EQUITY..................................    4

     STATEMENTS OF CASH FLOWS.........................................    5

     NOTES TO FINANCIAL STATEMENTS....................................    7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Hemlock Federal Bank for Savings
Oak Forest, Illinois


We have audited the accompanying statements of financial condition of Hemlock Federal Bank for Savings, as of December 31, 1996 and 1995, and the related statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hemlock Federal Bank for Savings as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                      /s/ Crowe, Chizek and Company LLP
                                      ---------------------------------
                                      Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 27, 1997

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1996 and 1995
--------------------------------------------------------------------------------

                                                         1996           1995
                                                         ----           ----
ASSETS
Cash and due from bank                               $  1,770,710   $  3,143,758
Interest-bearing deposits in financial institutions    15,639,183     10,157,563
                                                     ------------   ------------
     Cash and cash equivalents                         17,409,893     13,301,321
Securities available-for-sale (Note 2)                 42,618,974     39,293,603
Securities held-to-maturity (fair value:  1996 --
  $30,321,855; 1995 -- $45,748,852) (Note 2)           29,537,388     44,605,765
Loans receivable, net (Note 3)                         53,536,294     45,232,108
Federal Home Loan Bank stock, at cost                     901,000        849,400
Accrued interest receivable                               788,234      1,106,528
Premises and equipment, net (Note 5)                    1,043,015      1,044,406
Prepaid expenses and other assets                         570,722        193,152
                                                     ------------   ------------
     Total assets                                    $146,405,520   $145,626,283
                                                     ============   ============

LIABILITIES AND EQUITY
Deposits (Note 6)                                    $131,242,630   $130,740,879
Advance from Federal Home Loan Bank
  (Note 7)                                              1,500,000      1,500,000
Advance payments by borrowers for taxes
  and insurance                                           681,208        651,687
Accrued interest payable and other liabilities            866,460        856,393
                                                     ------------   ------------
     Total liabilities                                134,290,298    133,748,959

Commitments and contingencies (Notes 12
  and 13)

Equity
     Retained earnings, substantially restricted
       (Notes 10 and 11)                               11,508,229     11,346,378
     Net unrealized gain on securities
       available-for-sale, net of income taxes
       of $388,077 and $339,457 in 1996 and
       1995, respectively (Note 2)                        606,993        530,946
                                                     ------------   ------------
         Total equity                                  12,115,222     11,877,324
                                                     ------------   ------------
              Total liabilities and equity           $146,405,520   $145,626,283
                                                     ============   ============

--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                              STATEMENTS OF INCOME
                  Years ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

                                            1996          1995          1994
                                            ----          ----          ----
Interest income
  Loans                                 $ 4,067,979    $3,382,711    $3,064,080
  Mortgage-backed securities              4,616,636     4,904,228     4,508,129
  Securities                                598,774       897,783       400,103
  Other interest-earning assets             853,340       749,956       528,914
                                        -----------    ----------    ----------
    Total interest income                10,136,729     9,934,678     8,501,226

Interest expense
  Deposits                                5,493,859     5,268,569     4,435,674
  Other borrowings                          148,884       147,749       236,928
                                        -----------    ----------    ----------
    Total interest expense                5,642,743     5,416,318     4,672,602
                                        -----------    ----------    ----------

Net interest income                       4,493,986     4,518,360     3,828,624

Provision for loan losses (Note 3)          150,000       133,470       150,000
                                        -----------    ----------    ----------

Net interest income after provision
  for loan losses                         4,343,986     4,384,890     3,678,624

Noninterest income
  Fees and service charges                  379,286       352,251       308,179
  Rental income                              43,257        39,173        68,715
  Loss on sale of securities (Note 2)      (123,580)     (160,680)      (89,099)
  Miscellaneous income                       88,376       106,517        95,579
                                        -----------    ----------    ----------
    Total noninterest income                387,339       337,261       383,374

Noninterest expense
  Compensation and employee
    benefits                              1,681,233     1,634,726     1,536,264
  Occupancy and equipment expenses          719,458       637,172       515,217
  Data processing                           225,715       201,561       203,875
  Federal insurance premiums                302,264       298,137       301,887
  SAIF special assessment                   839,700            --            --
  Gain on sale of real estate owned              --      (223,409)           --
  Advertising and promotion                 129,147       124,001        94,148
  Other                                     589,407       538,759       528,093
                                        -----------    ----------    ----------
    Total noninterest expense             4,486,924     3,210,947     3,179,484
                                        -----------    ----------    ----------

Income before provision for income taxes    244,401     1,511,204       882,514

Provision for income taxes (Note 10)         82,550       559,170       343,216
                                        -----------    ----------    ----------

Net income                              $   161,851    $  952,034    $  539,298
                                        ============   ==========    ==========

--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                      STATEMENTS OF CHANGES IN EQUITY Years
                     ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------



                                                       Unrealized
                                                     Gains (Losses)
                                                     on Securities
                                          Retained     Available-
                                          Earnings      for-Sale       Total
                                          --------      --------       -----

Balance at January 1, 1994               $ 9,855,046   $      --    $ 9,855,046

Effect of adopting SFAS No. 115,
  as of January 1, 1994, net of
  income tax of $161,220                          --     252,165        252,165

Net income                                   539,298          --        539,298

Decrease in unrealized gain on
  securities available-for-sale, net
  of income tax of $(167,206)                     --    (267,558)      (267,558)
                                         -----------   ---------    -----------

Balance at December 31, 1994              10,394,344     (15,393)    10,378,951

Net income                                   952,034          --        952,034

Reclassification of securities from,
  held-to-maturity to available-for-
  sale, net of tax of $54,498 (Note 2)            --      86,178         86,178

Change  in unrealized loss on
  securities available-for-sale, net
  of income tax of $290,945                       --     460,161        460,161
                                         -----------   ---------    -----------

Balance at December 31, 1995              11,346,378     530,946     11,877,324

Net income                                   161,851          --        161,851

Change in unrealized gain
  on securities available-for-sale,
  net of income tax of $48,620                    --      76,047         76,047
                                         -----------   ---------    -----------

Balance at December 31, 1996             $11,508,229   $ 606,993    $12,115,222
                                         ===========   =========    ===========

--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

                                                          1996            1995            1994
                                                          ----            ----            ----
Cash flows from operating activities
  Net income                                          $    161,851    $    952,034    $    539,298
  Adjustments to reconcile net income to net
    cash provided by operating activities
     Depreciation                                          141,373         133,588         158,146
     Amortization of premiums and discounts
       on investment and mortgage-backed
       securities, net                                     181,169         745,790       1,638,259
     Net loss on sale of securities                        123,580         160,680          89,099
     Provision for loan losses                             150,000         133,470         150,000
     FHLB stock dividends                                       --         (12,800)             --
     Change in deferred income taxes                       (10,233)        112,540           2,517
     Gain on sale of REO                                        --        (223,409)             --
     (Increase) decrease in accrued
       interest receivable                                 318,294        (222,139)        110,391
     Increase (decrease) in accrued
       interest payable and other liabilities              (38,553)         18,273        (119,225)
     Decrease in deferred loan fees                        (86,295)        (66,432)        (33,200)
     (Increase) decrease in other assets                  (367,337)        233,228         (84,790)
                                                      ------------    ------------    ------------
       Net cash provided by operating activities           573,849       1,964,823       2,450,495

Cash flows from investing activities
  Purchase of securities available-for-sale            (30,473,624)    (39,682,993)    (29,719,559)
  Proceeds from sales of
    securities available-for-sale                        7,620,716       4,913,964       4,914,990
  Proceeds from sales of securities held-
    to-maturity                                                 --         575,152              --
  Principal payments on mortgage-backed
    securities and collateralized mortgage
    obligations                                         22,135,875      22,439,602      38,475,954
  Purchase of  securities held-to-maturity                (325,043)     (5,109,961)    (33,254,477)
  Proceeds from maturities and calls of securities      12,605,000      19,000,000      19,252,875
  Proceeds from redemption of FHLB stock                        --              --         154,200
  Purchase of FHLB stock                                   (51,600)             --              --
  Net increase in loans                                 (8,367,891)     (7,640,586)       (734,594)
  Property and equipment expenditures                     (139,982)        (95,686)        (54,320)
  Real estate owned expenditures                                --              --         (56,955)
  Proceeds from sale of real estate owned                       --         223,409         473,292
                                                      ------------    ------------    ------------
       Net cash provided by (used in) investing
         activities                                      3,003,451      (5,377,099)       (548,594)

Cash flows from financing activities
  Net increase (decrease) in deposits                      501,751         (29,886)     (1,811,876)
  Increase (decrease) in advance payments by
    borrowers for taxes and insurance                       29,521         (83,089)        105,854
  Repayment of FHLB advances                                    --              --      (1,500,000)
                                                      ------------    ------------    ------------
       Net cash provided by (used in) financing
         activities                                        531,272        (112,975)     (3,206,022)
                                                      ------------    ------------    ------------

--------------------------------------------------------------------------------
                                   (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

                                                          1996            1995            1994
                                                          ----            ----            ----
Net increase (decrease) in cash and cash equivalents  $  4,108,572    $ (3,525,251)   $ (1,304,121)

Cash and cash equivalents at beginning of year          13,301,321      16,826,572      18,130,693
                                                      ------------    ------------    ------------

Cash and cash equivalents at end of year              $ 17,409,893    $ 13,301,321    $ 16,826,572
                                                      ============    ============    ============

Supplemental disclosures of cash flow information
  Cash paid during the year for
     Interest                                         $  5,630,979    $  5,395,870    $  4,668,130
     Income taxes                                          316,000         370,880         460,864

Supplemental schedule of noncash
  investing activities

  Transfer of debt securities to available-for-sale from
    held-to-maturity on December 31, 1995                       --       9,310,934              --

  Transfer of debt securities on January 1, 1994 to
    Held-to-maturity                                            --              --      70,394,259
    Available-for-sale                                          --              --      17,074,080

--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Hemlock Federal Bank for Savings (the Bank) is a federally-chartered mutual savings bank and member of the Federal Home Loan Bank
(FHLB) system which maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, fair value of financial instruments, and status of contingencies are particularly subject to change.

Securities: Securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold those securities to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. All other securities are classified as available-for-sale since the Bank may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. These securities are carried at fair value with unrealized gains and losses charged or credited, net of income taxes, to a valuation allowance included as a separate component of equity. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.

Loans Receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and deferred loan origination fees and discounts.

Allowance for Loan Losses: Because some loans may not be repaid in full, an allowance for loan losses is maintained. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, including impaired loans discussed below, the whole allowance is available for any charge-offs that occur. Loans are charged off in whole or in part when management's estimate of the undiscounted cash flows from the loan are less than the recorded investment in the loan, although collection efforts continue and future recoveries may occur.

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). SFAS No. 114 (as modified by No. 118, effective for the Bank beginning January 1, 1995) requires the measurement of impaired loans, based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a provision for loan losses. The effect of adopting the Statement was not material to the Bank's consolidated financial position or results of operations during 1995.

Smaller balance homogenous loans are defined as residential first mortgage loans secured by one-to-four-family residences, residential construction loans, and share loans and are evaluated collectively for impairment. Commercial real estate loans are evaluated individually for impairment. Normal loan evaluation procedures, as described in the second preceding paragraph, are used to identify loans which must be evaluated for impairment. In general, loans classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal loan evaluation procedures. While the factors which identify a credit for consideration for measurement of impairment, or nonaccrual, are similar, the measurement considerations differ. A loan is impaired when the economic value estimated to be received is less than the value implied in the original credit agreement. A loan is placed in nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection. Although impaired loan and nonaccrual loan balances are measured differently, impaired loan disclosures under SFAS Nos. 114 and 118 are not expected to differ significantly from nonaccrual and renegotiated loan disclosures.

Recognition of Income on Loans: Interest on real estate and certain consumer loans is accrued over the term of the loans based upon the principal balance outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Under SFAS No. 114 as amended by SFAS No. 118, the carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as adjustments to the provision for loan losses.

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan fees, net of direct loan origination costs, are deferred and amortized over the contractual life of the loan as a yield adjustment.

Real Estate Owned: Real estate owned represents property obtained through foreclosure or in settlement of debt obligations and is carried at the lower of cost (fair value at date of foreclosure) or fair value less estimated selling expenses. Valuation allowances are recognized when the fair value less selling expenses is less than the cost of the asset. Changes in the valuation allowance are charged or credited to income.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective premises and equipment. Maintenance and repairs are charged to expense as incurred and improvements which extend the useful lives of assets are capitalized.

Income Taxes: The Bank records income tax expense based on the amount of taxes due on its tax return, plus deferred taxes computed on the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, using enacted tax rates.

Statement of Cash Flows: Cash and cash equivalents include cash on hand, amounts due from banks, and daily federal funds sold. The Bank reports net cash flows for customer loan transactions and deposit transactions.


NOTE 2 - SECURITIES

Securities consist of the following at:

                                                        December 31, 1996
                                        --------------------------------------------------
                                                        Gross        Gross
                                         Amortized    Unrealized   Unrealized      Fair
                                            Cost        Gains       (Losses)      Value
                                            ----        -----       --------      -----
Securities available-for-sale
  U.S. government agencies              $ 7,803,830   $   29,586   $ (6,814)   $ 7,826,602
  FHLMC stock                                25,740      725,385         --        751,125
  FHLMC certificates                      7,602,537      149,840    (10,654)     7,741,723
  FNMA certificates                      12,731,043      115,518    (25,272)    12,821,289
  Collateralized mortgage obligations    13,460,754       45,003    (27,522)    13,478,235
                                        -----------   ----------   --------    -----------
                                        $41,623,904   $1,065,332   $(70,262)   $42,618,974
                                        ===========   ==========   ========    ===========

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                        December 31, 1996
                                        --------------------------------------------------
                                                        Gross        Gross
                                         Amortized    Unrealized   Unrealized      Fair
                                            Cost        Gains       (Losses)      Value
                                            ----        -----       --------      -----
Securities held-to-maturity
  GNMA certificates                     $ 3,058,223   $  106,010   $     --     $  3,164,233
  FHLMC certificates                     10,093,881      412,675     (8,790)      10,497,766
  FNMA certificates                      13,916,127      253,453     (6,777)      14,162,803
  Collateralized mortgage obligations     2,469,157       29,582     (1,686)       2,497,053
                                        -----------   ----------   --------     ------------
                                        $29,537,388   $  801,720   $(17,253)    $ 30,321,855
                                        ===========   ==========   ========     ============

                                                        December 31, 1995
                                        --------------------------------------------------
                                                        Gross        Gross
                                         Amortized    Unrealized   Unrealized      Fair
                                            Cost        Gains       (Losses)      Value
                                            ----        -----       --------      -----
Securities available-for-sale
  U.S. government agencies              $13,132,845   $   31,211   $(38,945)  $13,125,111
  FHLMC stock                                25,740      523,022         --       548,762
  FHLMC certificates                      7,176,085      239,152       (680)    7,414,557
  FNMA certificates                       5,989,017       64,708     (3,913)    6,049,812
  Collateralized mortgage obligations    12,099,513       69,016    (13,168)   12,155,361
                                        -----------   ----------   --------   -----------
                                        $38,423,200   $  927,109   $(56,706)  $39,293,603
                                        ===========   ==========   ========   ===========

Securities held-to-maturity
  U.S. government agencies              $ 1,500,000   $    4,667   $     --   $ 1,504,667
  GNMA certificates                       3,810,140      140,316         --     3,950,456
  FHLMC certificates                     12,954,233      523,207     (5,499)   13,471,941
  FNMA certificates                      17,591,634      396,545     (2,113)   17,986,066
  Collateralized mortgage obligations     8,749,758       89,175     (3,211)    8,835,722
                                        -----------   ----------   --------   -----------
                                        $44,605,765   $1,153,910   $(10,823)  $45,748,852
                                        ===========   ==========   ========   ===========

On December 31, 1995, the Bank reclassified a portion of its securities held-to-maturity to available-for-sale in accordance with "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", in order to improve the Bank's flexibility in meeting liquidity needs. The amortized cost and unrealized gain on securities transferred to available-for-sale were $9,310,934 and $140,676, respectively.

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated market value of debt securities at December 31, 1996 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized          Fair
                                                 Cost           Value
                                                 ----           -----
Securities available-for-sale
   Due in one year or less                   $ 5,238,162     $ 5,252,206
   Due after one year through five years       2,565,668       2,574,396
                                             -----------     -----------
                                               7,803,830       7,826,602

   FHLMC stock                                    25,740         751,125
   Mortgage-backed securities and
     collateralized mortgage obligations      33,794,334      34,041,247
                                             -----------     -----------
                                             $41,623,904     $42,618,974
                                             ===========     ===========

Securities held-to-maturity consist entirely of mortgage-backed securities and collateralized mortgage obligations at December 31, 1996.

At December 31, 1996 and 1995, all of the Bank's mortgage-backed and related securities were guaranteed or insured by quasi-governmental agencies (e.g., GNMA, FNMA, FHLMC).

Sales of securities available-for-sale are summarized as follows:

                                       For the Year Ended
                                          December 31,
                          --------------------------------------------
                             1996             1995             1994
                             ----             ----             ----
   Proceeds               $7,620,716       $4,913,964       $4,914,990
   Gross losses              123,580          156,726           89,099

Sales of securities held-to-maturity are summarized as follows:

                                       For the Year Ended
                                       December 31, 1995
                                       -----------------
      Proceeds                              $575,152
      Gross gains                              2,026
      Gross losses                             5,980

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

On February 13, 1995, the Bank sold six securities classified as held-to-maturity. These sales were permissible under the provisions of SFAS No. 115, since the securities had been paid down to less than 15% of the original par value.


NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following at:

                                                           December 31,
                                                   ----------------------------
                                                       1996             1995
                                                       ----             ----
First mortgage loans
  Principal balances:
    Secured by one-to-four-family residences       $48,338,655      $39,088,166
    Secured by multi-family                          2,782,995        3,386,466
    Secured by commercial real estate                  573,278        1,101,429
                                                   -----------      -----------
                                                    51,694,928       43,576,061
  Less:
    Loans in process                                        --           27,639
    Net deferred loan origination (costs) fees          (2,379)          83,916
                                                   -----------      -----------
      Total first mortgage loans                    51,697,307       43,464,506

Consumer and other loans
  Principal balances:
    Home equity loans                                2,114,104        1,980,641
    Loans on deposits                                  169,101          157,703
    Automobile loans                                   300,867          229,258
                                                   -----------      -----------
      Total consumer and other loans                 2,584,072        2,367,602
  Less allowance for loan losses                       745,085          600,000
                                                   -----------      -----------
                                                   $53,536,294      $45,232,108
                                                   ===========      ===========

There were no impaired loans at December 31, 1996 or December 31, 1995.

Nonaccrual and renegotiated loans totaled approximately $0 and $579,000 at December 31, 1996 and 1995, respectively. The approximate amounts of interest income that would have been recorded under the original terms of such loans and the interest income actually recognized are summarized below:

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

                                                    For the Year Ended
                                                       December 31,
                                            ----------------------------------
                                              1996         1995         1994
                                              ----         ----         ----

Interest that would have been recorded      $     --     $ 55,855     $ 60,972
Interest income recognized                        --      (50,057)     (45,269)
                                            --------     --------     --------
  Interest income forgone                   $     --     $  5,798     $ 15,703
                                            ========     ========     ========

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

Loans serviced for others consisted of approximately $1,931,000, $2,539,000, and $3,165,000 at December 31, 1996, 1995, and 1994, respectively. These loans were sold to the Federal Home Loan Mortgage Corporation.

The Bank's lending activities have been concentrated primarily in Cook County, Illinois, where its main office is located. The largest portion of the Bank's loans are originated for the purpose of enabling borrowers to purchase residential real estate property secured by first liens on such property. At December 31, 1996, approximately 89% of the Bank's loans were secured by owner-occupied, one-to-four-family residential property. The Bank requires collateral on all loans and generally maintains loan-to-value ratios of 80% or less.

Activity in the allowance for loan losses is summarized as follows:

                                                For the Year Ended
                                                   December 31,
                                      --------------------------------------
                                        1996           1995           1994
                                        ----           ----           ----

    Balance at beginning of year      $600,000       $469,126       $234,480
    Provision charged to income        150,000        133,470        150,000
    Charge-offs                         (5,315)        (2,596)            --
    Recoveries                             400             --         84,646
                                      --------       --------       --------
                                      $745,085       $600,000       $469,126
                                      ========       ========       ========

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 4 - REAL ESTATE OWNED

Activity in the allowance for losses for foreclosed real estate for the year ended December 31, 1994 is summarized below:

     Balance at beginning of year                   $ 827,363
     Provision charged to income                           --
     Charge-offs, net of recoveries                  (827,363)
                                                    ---------
       Balance at end of year                       $      --
                                                    =========

There was no activity during 1996 or 1995.


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following at:

                                                        December 31,
                                                 --------------------------
                                                    1996           1995
                                                    ----           ----
     Land                                        $   76,730     $    76,730
     Building and landscaping                     1,464,915       1,521,237
     Furniture, fixtures, and equipment             472,997         509,260
                                                 ----------     -----------
       Total cost                                 2,014,642       2,107,227

     Accumulated depreciation                      (971,627)     (1,062,821)
                                                 ----------     -----------
                                                 $1,043,015     $ 1,044,406
                                                 ==========     ===========


NOTE 6 - DEPOSITS

Savings and certificate of deposit accounts with balances greater than $100,000 totaled $6,421,000 and $6,532,000 at December 31, 1996 and 1995, respectively. Deposits greater than $100,000 are not insured.

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994

NOTE 6 - DEPOSITS (Continued)

At December 31, 1996, scheduled maturities of certificates of deposit are as follows:

                    1997                         $49,618,286
                    1998                           8,936,479
                    1999                           3,991,614
                    2000                           1,851,412
                    2001 and thereafter              497,613
                                                 -----------
                                                 $64,895,404
                                                 ===========


NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Chicago were as follows:

                           Interest
      Maturity Date          Rate            1996             1995
      -------------          ----            ----             ----

     August 19, 1997         9.72%        $1,500,000       $1,500,000
                                          ==========       ==========

The Bank maintains a collateral pledge agreement covering secured advances whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, whole first mortgage loans on improved residential property not more than 90-days delinquent aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank of Chicago.


NOTE 8 - EMPLOYEE PROFIT SHARING PLAN

An employee profit sharing plan was approved by the Board of Directors effective January 1, 1985. The plan covers employees having over one year of service (one thousand working hours) and who are at least 21 years of age. Contributions to the profit sharing plan are determined and approved annually by the Bank's Board of Directors. Contributions of $107,791, $132,347, and $114,885 were approved and funded for the years ended December 31, 1996, 1995, and 1994, respectively.

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 9 - MONEY PURCHASE PLAN

A money purchase plan was approved by the Board of Directors effective January 1, 1993. The plan covers employees having over one year of service (one thousand working hours) and who are at least 21 years of age. The Bank contributes an amount equal to ten percent of participants' salaries. Contributions of $81,826, $90,863, and $81,490 were funded for the years ended December 31, 1996, 1995, and 1994, respectively. During 1996, the Board of Directors authorized the termination of the Bank's money purchase plan.


NOTE 10 - INCOME TAXES

An analysis of the provision for income taxes consists of the following:

                                       For the Year Ended
                                          December 31,
                         ---------------------------------------------
                           1996               1995              1994
                           ----               ----              ----
     Current
       Federal           $107,849           $413,908          $332,179
       State              (15,066)            32,722             8,520
     Deferred             (10,233)           112,540             2,517
                         --------           --------          --------
                         $ 82,550           $559,170          $343,216
                         ========           ========          ========

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

                                               For the Year Ended
                                                  December 31,
                              -----------------------------------------------------
                                    1996              1995               1994
                              ---------------   ----------------   ----------------
Provision for federal
  income taxes computed
  at statutory rate of 34%    $83,096   34.0%   $513,809   34.0%   $300,055   34.0%
State income taxes, net
  of federal tax effect
  and other                      (546)   (.2)     45,361    3.0      43,161    4.9
                              -------   ----    --------   ----    --------   ----
                              $82,550   33.8%   $559,170   37.0%   $343,216   38.9%
                              =======   ====    ========   ====    ========   ====

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

Deferred tax assets (liabilities) are comprised of the following:

                                                             December 31,
                                                       -----------------------
                                                          1996         1995
                                                          ----         ----

Deferred loan fees                                     $      --     $  22,208
Loans, principally due to allowance for loan losses      163,593       107,344
                                                       ---------     ---------
  Total deferred tax assets                              163,593       129,552

Unrealized gain on securities available-for-sale        (388,077)     (339,457)
Depreciation                                             (39,582)      (48,843)
Federal Home Loan Bank stock dividends                   (42,382)      (42,382)
Deferred loan fees                                       (19,526)           --
Other                                                    (18,552)       (5,009)
                                                       ---------     ---------
  Total deferred tax liabilities                        (508,119)     (435,691)
                                                       ---------     ---------
    Net deferred tax liabilities                       $(344,526)    $(306,139)
                                                       =========     =========

The Bank has qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income a provision for bad debts which differs from the provision charged to income on the financial statements. Retained earnings at December 31, 1996 and 1995 include approximately $3,114,000 for which no deferred federal income tax liability has been recorded. Tax legislation passed in August 1996 now requires all thrift institutions to deduct a provision for bad debts for tax purposes based on actual loss experience and recapture the excess bad debt reserve accumulated in the tax years after 1987. The related amount of deferred tax liability which must be recaptured is $156,000 and is payable over a six-year period beginning no later than 1998.


NOTE 11 - REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994


NOTE 11 - REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year end, actual capital levels (in thousands) and minimum required levels were:

                                                                                           Minimum Required
                                                                                                to be Well
                                                                    Minimum Required          Capitalized
                                                                       for Capital      Under Prompt Corrective
                                                   Actual           Adequacy Purposes      Action Regulations
                                              ---------------       -----------------   -----------------------
1996                                          Amount    Ratio        Amount    Ratio        Amount    Ratio
----                                          ------    -----        ------    -----        ------    -----
Total capital (to risk-weighted assets)      $12,124    24.6%        $3,936     8.0%        $4,920    10.0%
Tier 1 (core) capital (to risk-weighted
  assets)                                     11,508    23.4          1,968     4.0          2,952     6.0
Tier 1 (core) capital (to adjusted total
  assets)                                     11,508     7.9          4,390     3.0            N/A     N/A
Tangible capital (to adjusted total
  assets)                                     11,508     7.9          2,195     1.5            N/A     N/A
Tier 1 (leverage) capital (to average
  total assets)                               11,508     7.9          4,395     3.0          7,325     5.0

1995
----
Total capital (to risk-weighted assets)       11,925    25.6          3,704     8.0          4,630    10.0
Tier 1 (core) capital (to risk-weighted
  assets)                                     11,346    24.5          1,852     4.0          2,778     6.0
Tier 1 (core) capital (to adjusted total
  assets)                                     11,346     7.8          4,343     3.0            N/A     N/A
Tangible capital (to adjusted total
  assets)                                     11,346     7.8          2,172     1.5            N/A     N/A
Tier 1 (leverage) capital (to average
  total assets)                               11,346     7.8          4,388     3.0          7,314     5.0

At December 31, 1996, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Federal  regulations  require the Bank to comply with a Qualified  Thrift Lender
(QTL) test which requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met.

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 12 - OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business of meeting the financing needs of its customers. These financial instruments include commitments to fund loans and previously approved unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the parties to these financial instruments is represented by the contractual amount of the instruments. The Bank uses the same credit policy for commitments as it uses for on-balance-sheet items. These financial instruments are summarized as follows:

                                                        Contract Amount
                                                          December 31,
                                                   -------------------------
                                                      1996            1995
                                                      ----            ----
Financial instruments whose contract amounts
  represent credit risk
     Commitments to extend credit, including
       loans in process                            $1,223,000       $615,000

At December 31, 1996, commitments to extend credit, including loans in process, consisted of $853,000 in fixed rate commitments. These commitments are due to expire within 30 to 45 days of issuance and have rates ranging from 7.25% to 8.50%.

Financial instruments which potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions and loans. At December 31, 1996 and 1995, the Bank had deposit accounts with balances totaling approximately $15,514,000 and $10,039,000, respectively, at the Federal Home Loan Bank of Chicago. Concentrations of loans are described in Note 3.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Bank is, from time to time, a party to certain lawsuits arising in the ordinary course of its business. The Bank believes that none of these lawsuits would, if adversely determined, have a material adverse effect on its financial condition, results of operations, or capital.

At December 31, 1996 and 1995, the Bank was obligated under noncancelable operating leases for office space. Net rent expenses under operating leases, including the proportionate share of taxes, insurance, and maintenance costs, were approximately $89,000, $93,000, and $91,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The lease for the Oak Lawn branch expires April 1, 1997. In February 1997, management informed the building's owner of their intention to renew the lease for an additional five-year period expiring April 1, 2002. Management is in the process of renegotiating the Bank's lease on the Chicago branch and is currently on a month-to-month lease with the building's owner. Projected minimum rental payments under the terms of the leases, not including taxes, insurance, and maintenance, are as follows at December 31, 1996:

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

               1997                                  $ 46,725
               1998                                    48,300
               1999                                    48,300
               2000                                    48,300
               2001 and thereafter                     60,375
                                                     --------
                 Total                               $252,000
                                                     ========

The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (SAIF), which, along with the Bank Insurance Fund (BIF), is one of the two insurance funds administered by the Federal Deposit Insurance Corporation (FDIC). Due to the inadequate capitalization of the SAIF, a recapitalization plan was signed into law on September 30, 1996 which required a special assessment of approximately .65% of all SAIF-insured deposit balances as of March 31, 1995. The Bank paid $839,700 in November 1996.


NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The   approximate   carrying  amount  and  estimated  fair  value  of  financial instruments consist of the following:

                                                                (In thousands)
                                                December 31, 1996           December 31, 1995
                                             ------------------------    ------------------------
                                             Approximate                 Approximate
                                              Carrying     Estimated      Carrying     Estimated
                                               Amount      Fair Value      Amount      Fair Value
                                             -----------   ----------    -----------   ----------
Financial Assets
----------------
  Cash and cash equivalents                   $ 17,410      $ 17,410      $ 13,301      $ 13,301
  Securities                                    72,156        72,941        83,900        85,042
  Loans, net of allowance for loan losses       53,536        53,873        45,232        46,338
  Federal Home Loan Bank stock                     901           901           849           849
  Accrued interest receivable                      788           788         1,107         1,107

Financial Liabilities
---------------------
  Interest-bearing demand deposits            $(19,175)     $(19,175)     $(20,020)     $(20,020)
  Savings deposits                             (47,173)      (47,173)      (46,054)      (46,054)
  Time deposits                                (64,895)      (65,047)      (64,667)      (64,841)
  Advances from Federal Home
    Loan Bank                                   (1,500)       (1,515)       (1,500)       (1,593)
  Advance payments by borrowers
    for taxes and insurance                       (681)         (681)         (652)         (652)
  Accrued interest payable                        (128)         (128)         (116)         (116)

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

For purposes of the above, the following assumptions were used:

Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying values due to the short-term nature of these assets.

Securities and Mortgage-backed Securities: The fair values of investment and mortgage-backed securities are based on the quoted market value for the individual security or its equivalent.

Loans: The estimated fair value for loans has been determined by calculating the present value of future cash flows based on the current rate the Bank would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be repriced or repaid.

Deposit Liabilities: The estimated fair value for time deposits has been determined by calculating the present value of future cash flows based on estimates of rates the Bank would pay on such deposits, applied for the time period until maturity. The estimated fair values of interest-bearing demand and savings deposits are assumed to approximate their carrying values as management establishes rates on these deposits at a level that approximates the local market area. Additionally, these deposits can be withdrawn on demand.

Advances from Federal Home Loan Bank: The fair value of the Federal Home Loan Bank advance was determined by calculating the present value of future cash flows using the current rate for an advance with a similar length to maturity.

Accrued Interest: The fair values of accrued interest receivable and payable are assumed to equal their carrying values.

Off-Balance-Sheet Instruments: Off-balance-sheet items consist principally of unfunded loan commitments. The fair value of these commitments is not material.

Other assets and liabilities of the Bank not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as the value of core deposits, loan servicing rights, customer goodwill, and similar items.

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that if the Bank disposed of these items on December 31, 1996 or 1995, the fair value would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 1996 and 1995 should not necessarily be considered to apply at subsequent dates.

--------------------------------------------------------------------------------
                                  (Continued)

                        HEMLOCK FEDERAL BANK FOR SAVINGS
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

NOTE 15 - ADOPTION OF PLAN OF CONVERSION

On September 10, 1996, the Board of Directors of the Bank, subject to regulatory approval and approval by the members of the Bank, adopted a Plan of Conversion to convert from a federal mutual savings bank to a federal stock savings bank with the concurrent formation of a holding company and the adoption of a federal thrift charter. The conversion is expected to be accomplished through the amendment of the Bank's charter and the sale of the holding company's common stock in an amount equal to the consolidated pro forma market value of the holding company and the Bank after giving effect to the conversion. A subscription offering of the shares of common stock is being offered initially to the Bank's eligible deposit account holders, then to other members of the Bank. Any shares of the holding company's common stock not sold in the subscription offering will be offered for sale to the general public, giving preference to the Bank's market area.

The Board of Directors of the Bank or the holding company intend to adopt an Employee Stock Ownership Plan and various stock option and incentive plans, subject to ratification by the stockholders of the holding company after conversion, if such stockholder approval is required by any regulatory body having jurisdiction to require such approval. In addition, the Board of Directors is authorized to enter into employment contracts with key employees.

Simultaneous with the conversion, the Board of Directors of the Bank or the holding company intend to establish a charitable foundation, subject to depositor approval. The foundation will be a not-for-profit entity, initially funded by a $1 million contribution from the Bank or holding company.

At the time of conversion, the Bank will establish a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

Conversion costs will be deferred and deducted from the proceeds of the shares sold in the conversion. If the conversion is not completed, all costs will be charged to expense. At December 31, 1996, $120,000 has been deferred.

--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEMLOCK FEDERAL FINANCIAL CORPORATION



                                       By: /s/ Maureen G. Partynski
                                           -------------------------------------
                                           Maureen G. Partynski, Chairman of the
                                           Board and Chief Executive Officer
                                           (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/ Maureen G. Partynski                   /s/ Michael R. Stevens
-------------------------------------      -------------------------------------
Maureen G. Partynski, Chairman of the      Michael R. Stevens, President and
Board and Chief Executive Officer          Director
(Principal Executive Officer)


Date: May 8, 1997                          Date: May 8, 1997
      -------------------------------            -------------------------------



/s/ Rosanne Pastorek-Belczak               /s/ Charles Gjondla
-------------------------------------      -------------------------------------
Rosanne Pastorek-Belczak, Director         Charles Gjondla, Director


Date: May 8, 1997                          Date: May 8, 1997
      -------------------------------            -------------------------------



/s/ Kenneth J. Bazarnik                    /s/ G. Gerald Schiera
-------------------------------------      -------------------------------------
Kenneth J. Bazarnik, Director              G. Gerald Schiera, Director


Date: May 8, 1997                          Date: May 8, 1997
      -------------------------------            -------------------------------

/s/ Jean M. Thornton
-------------------------------------
Jean M. Thornton, Controller and
  Treasurer (Principal Financial and
  Accounting Officer)

Date: May 8, 1997
      -------------------------------