Form 10QSB
period 1997-03-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 1997-05-14
CIK 1029654

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM  10-QSB
                                 (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:    MARCH 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ____________ to ___________

Commission file number ______

                         HEMLOCK FEDERAL FINANCIAL CORP.
-------------------------------------------------------------------------------
              (Exact Name of Registrant as Specified In Its Charter)

           DELAWARE                                   36-4126192
-----------------------------------        -----------------------------------
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                     Identification No.)

    5700 WEST 159TH STREET                              60452
----------------------------------         -----------------------------------
(Address of Principal Executive Offices)              (Zip Code)

                                  708-687-9400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X    NO
                              ----     ----

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

             Class                             Outstanding at April 30, 1997
--------------------------------             -----------------------------------
Common Stock, par value $.01                   2,076,325 shares

                       HEMLOCK FEDERAL FINANCIAL CORP.
                              AND SUBSIDIARY




                                   INDEX



Part I.   Financial Information

  Item 1.      Financial Statements
     Condensed Consolidated Statements of Condition as of March 31, 1997
       and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

     Condensed Consolidated Statements of Income for the three months ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . .  4

     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .  5

     Condensed Consolidated Statements of Changes in Stockholders' Equity
       for the three months ended March 31, 1997 and 1996 . . . . . . . . . . . . . .  6

     Notes to the Condensed Consolidated Financial Statements as of
       March 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

  Item 2.      Management's Discussion and Analysis of the Financial Condition
    and Results of Operation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .  13

                CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                      (In thousands, except share data)

--------------------------------------------------------------------------------

                                                                       March 31,       December 31,
                                                                         1997              1996
                                                                         ----              ----
ASSETS

Cash on hand and due from banks                                        $  28,228         $  17,410

Securities available-for-sale, at market value                            42,648            42,619
Securities held-to-maturity (market value:                                37,077            29,537
  1997 - $37,282, 1996 - $29,954)

Loans, net of unearned discount and deferred loan fees                    54,328            54,281
Less:  Allowance for loan losses                                             745               745
                                                                       ---------         ---------
                                                                          53,583            53,536

Property, plant and equipment, net                                         1,018             1,043
FHLB Stock, at cost                                                          901               901
Accrued interest and other assets                                          1,038             1,359
                                                                       ---------         ---------
                                                                        $164,493          $146,405
                                                                       ---------         ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                $130,694          $131,243
FHLB advances                                                              1,500             1,500
Advance payments by borrowers for taxes and insurance                        408               681
Accrued interest and other liabilities                                     1,815               866
                                                                       ---------         ---------

Stockholders' equity
  Common stock, $.01 par value; 3,100,000 shares
    authorized; 2,076,325 shares issued                                       21                 -
  Surplus                                                                 19,986                 -
  Unearned ESOP, 166,106 shares                                           (1,661)                -
  Retained earnings                                                       11,149            11,508
  Net unrealized gain on securities
    available-for-sale, net of tax                                           581               607
                                                                       ---------         ---------
                                                                          30,076            12,115
                                                                       ---------         ---------

                                                                        $164,493         $ 146,405
                                                                       ---------         ---------
                                                                       ---------         ---------

-------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)


                                                              Three months ended
                                                                   March 31,
                                                               1997        1996
                                                               ----        ----
INTEREST AND DIVIDEND INCOME
Loans                                                        $ 1,066     $   945
Investment securities                                          1,218       1,373
Interest bearing deposits                                        280         210
                                                             -------     -------
Total interest Income                                          2,564       2,528
                                                             -------     -------

INTEREST EXPENSE
Deposits                                                       1,416       1,373
FHLB advances                                                     36          37
                                                             -------     -------
Total Interest Expense                                         1,452       1,410

NET INTEREST INCOME                                            1,112       1,118

Provision for loan losses                                          -           -
                                                             -------     -------
Net interest income after provision for loan losses            1,112       1,118


NON-INTEREST INCOME
Service fees                                                      50          49
Other income                                                      59          79
                                                             -------------------
Total Non-interest Income                                        109         128

NON-INTEREST EXPENSES
Salaries and employee benefits                                   390         429
          Occupancy and equipment expense                        156         160
Computer service fees                                             67          65
Foundation contribution                                        1,000           -
Other expenses                                                   146         238
                                                             -------     -------
Total Non-interest Expense                                     1,759         892
                                                             -------     -------
Income before income taxes                                      (538)        354

Provision for income taxes                                      (179)        124
                                                             -------     -------
NET INCOME                                                   $  (359)    $   230
                                                             -------     -------
                                                             -------     -------


-------------------------------------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                         Three months ended
                                                                              March 31,
                                                                           1997         1996
                                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $  (359)     $   230
  Adjustments to reconcile net income to net cash provided
    by operating activities
     Provision for depreciation                                              25           29
     Net amortization of investment security premiums/
       discounts                                                             81           62
     Decrease in deferred loan fees                                         (13)         (25)
     Loss on sale of securities                                               2            -
     Decrease in accrued interest receivable and
       other assets                                                         321           88
     Increase in accrued interest payable and
       other liabilities                                                    965         (121)
                                                                        -------       -------
     Net cash provided by operating activities                            1,021          263

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available-for-sale                              (6,000)     (11,343)
  Proceeds from sales of securities available-for-sale                      596            -
  Principal payments of mortgage-backed securities and
     collateralized mortgage obligations                                  4,731        6,513
  Proceeds from maturities and calls of securities                        2,800        7,230
  Purchase of FHLB stock                                                      -          (52)
  Purchases of securities held-to-maturity                               (9,821)           -
  Net increase in loans                                                     (34)      (3,005)
  Purchases of building and equipment, net                                    -          (27)
                                                                        -------       -------
     Net cash used in investing activities                               (7,728)        (684)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                      (549)          85
  Decrease in advance payments by borrowers
    for taxes and insurance                                                (273)        (277)
  Issuance of Common Stock                                               18,346            -
                                                                        -------       -------
     Net cash provided by financing activities                           17,524         (192)
                                                                        -------       -------

Net increase (decrease) in cash and cash equivalents                     10,818         (613)
Cash and cash equivalents at beginning of period                         17,410       13,301
                                                                        -------       -------

Cash and cash equivalents at end of period                              $28,228      $12,688
                                                                        -------       -------
                                                                        -------       -------
Supplemental disclosure of cash flow information
  Cash paid during period for
     Interest                                                           $ 1,459      $ 1,414
     Income taxes                                                          (260)         244

-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                               March 31, 1997
                CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                         IN STOCKHOLDERS' EQUITY
               For Three Months Ended March 31, 1997 and 1996
                    (In thousands, except share data)
-------------------------------------------------------------------------------

                                                                             Net Unrealized
                                                                               Gain (Loss)
                                                                              on Securities             Total
                                                                                Available-             Unearned
                                              Common                Retained    for-Sale,             Stockholder
                                              Stock   Surplus       Earnings    Net of Tax     ESOP     Equity
                                              -----   -------       ---------------------------------------------
Balance at December 31, 1995                  $   -   $     -       $11,346     $  531       $     -      $11,877

Net income for three months
 ended March 31, 1996                             -         -           230          -             -         230

Change in unrealized gain on
  securities available-for-sale,
   net of tax                                     -         -                       61             -          61
                                              -----   -------        -------    ------       -------     -------
Balance at March 31, 1996                     $       $             $11,576     $  592       $           $12,168
                                              -----   -------        -------    ------       -------     -------


Balance at December 31, 1996                  $   -   $     -       $11,508     $  607       $     -     $12,115

Issuance of Common Stock                         21    19,986             -          -        (1,661)     18,346

Net income for three months
 ended March 31, 1997                             -         -          (359)         -             -        (359)

Change in unrealized gain on
   securities available-for-sale,
   net of tax                                     -         -             -        (26)            -         (26)
                                              -----   -------        -------    ------       -------     -------

Balance at March 31, 1997                     $  21   $19,986        $11,149    $  581       $(1,661)    $30,076
                                              -----   -------        -------    ------       -------     -------
                                              -----   -------        -------    ------       -------     -------


-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                               March 31, 1997



            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1997

-------------------------------------------------------------------------------

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a one thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in March of 1997. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of March 31, 1997 and December 31, 1996, and the results of its consolidated operations, its consolidated cash flows, and its changes in stockholders' equity for the three months ended March 31, 1997 and March 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Corporation's annual financial statements and notes thereto.



NOTE 2

The Bank has the following contractual amounts of financial instruments outstanding at March 31, 1997 (in 000's):

               Commitments to originate loans        $ 1,781
               Standby letters of credit                   0




NOTE 3

The initial public offering was completed on March 31, 1997. Accordingly, net income per share calculations for the three and twelve month periods ended March 31, 1997 are not meaningful and therefore are not presented.

-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                               March 31, 1997







The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at March 31, 1997 and the consolidated results of operations for the three months ending March 31, 1997, compared to the same period in 1996. For the purposes of this Form 10-Q, the results of operations in 1996 presented herein are for the Bank as a predecessor entity to the Corporation. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings(Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Consolidated net loss of the Corporation for the first quarter of 1997 totaled ($359,000), compared to net income of 230,000 earned for the first quarter of 1996, a decrease of $589,000. The primary factor that led to the $589,000 decrease in net income for the first quarter of 1997 was the establishment of a $1 million accrual to fund the Hemlock Federal Foundation, which was founded in conjunction with the Corporation's recent stock offering. The Foundation is a private foundation under the Internal Revenue Code of 1986, and is dedicated to the promotion of charitable purposes within the communities in which the Bank operates.

First quarter earnings are $291,000 excluding the effect of the foundation contribution. The after tax effect of the foundation contribution is a decrease of $650,000 in net income for the quarter ending March 31, 1997.

NET INTEREST INCOME

Net interest income decreased $6,000, or .54% for the three month period ended March 31, 1997, compared to the same period in 1996. This decrease is due to an increase in the overall average cost of funds for the Bank. This was partially offset by an increase in interest income, due to the transfer of assets from investment securities to higher yielding loans. The impact of changes in volumes and rates for earning assets and interest bearing liabilities is presented in Table 1 for the three months ended March 31, 1997 and 1996. Table 1 analyzes the change in net interest income, excluding dividend income.




-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                               March 31, 1997


                                  Table 1
            Favorable (Unfavorable) Changes In Net Interest Income
                                (In 000's)
                 Three Months ended March 31, 1997 over 1996


                                           Volume    Rate    Total
                                           ------    ----    -----
     Interest earning deposits             $  6      $ 66    $  72
     Securities                            (386)      230     (156)
     Loans                                  571      (450)     121
                                           ------    -----   -----
      Total earning assets                  191      (154)      37

     Deposits                                (2)       46       44
     FHLB Advances                           -0-       (1)      (1)
                                           ------    -----   -----
     Total interest bearing liabilities      (2)       45       43
                                           ------    -----   -----
        Change in net interest income      $  193    $(199)  $  (6)
                                           ------    -----   -----
                                           ------    -----   -----

In the above table, securities available-for-sale and held-to-maturity are combined in the rate/volume analysis.

PROVISION FOR LOAN LOSSES

The Bank's allowance for loan losses was $745,000 as of March 31, 1997. The allowance was equal to 1.4% of total loans as of March 31, 1997. The bank had no non-performing assets as of March 31, 1997. Management believes the existing level of reserves is adequate, given current economic conditions as well as loss experience and credit demand. Therefore, no additional provisions were made during the quarters ending March 31, 1997 or March 31, 1996.

CHANGES IN NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income totaled $109,000 for the three month period ended March 31, 1997, a decrease of $19,000 compared to the total amount for the year earlier period. This decrease is due to a decrease in loan fee income during the most recent period, resulting from a decrease in loan originations.

Non-interest expense for the three months ended March 31, 1997 increased from $867,000 for the three month period ended March 31, 1996 to $1.76 million for the three month period ended March 31, 1997, primarily as a result of the establishment of an accrual to fund the Hemlock Financial Foundation, which was founded in conjunction with the Corporation's stock offering. This was partially offset by a decrease in compensation expense, due to the freezing of contributions to the

-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                               March 31, 1997



Bank's money purchase retirement plan, along with a decrease in other expenses resulting from a decrease in charitable contribution expense.

PROVISION FOR INCOME TAXES

The Bank's federal and state income tax expense decreased from $124,000 for the three month period ended March 31, 1996 to ($179,000) for the three month period ended March 31, 1997. The change in income tax was the result of the decrease in net income before income taxes.

FINANCIAL CONDITION

Consolidated total assets aggregated $164.9 million and $147.7 million at March 31, 1997 and December 31, 1996, respectively. The increase in total assets is primarily attributable to the proceeds raised in the corporation's initial public offering. The net proceeds were invested in interest-earning cash equivalents and securities held-to-maturity as of March 31, 1997, resulting in an increase in cash on hand and due from banks of $10.8 million, and an increase in securities held-to-maturity of $7.5 million. Proceeds from the offering will be reinvested in both residential loans and investment securities.

Total liabilities at March 31, 1997 were $134.4 million compared to $134.3 million at December 31, 1996. Total deposits decreased by $549,000 from $131.2 million at December 31, 1996 to $130.7 million at March 31, 1997, due principally to the purchase of common stock in the initial public offering by Bank depositors. In addition, other liabilities increased by $949,000, prinarily as the result of the accrual to fund the Hemlock Federal Foundation, as previously discussed.

Shareholders' equity at March 31, 1997 was $30.1 million compared to $12.1 million at December 31, 1996, an increase of $18 million, due primarily to net proceeds of the initial public offering that was completed on March 31, 1997.


CAPITAL RESOURCES

The Bank is subject to three capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 1997 and December 31, 1996.

                               Regulatory         Actual
                               Requirement   3/31/97  12/31/96
                               -----------   -------  --------
     Tangible capital             1.5%       10.37%     7.87%
     Core leverage capital        3.0%       10.37%     7.87%
     Risk-based capital           8.0%       35.38%    24.58%

-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                               March 31, 1997


LIQUIDITY

Liquidity measures the ability of the Corporation to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund operations, and to provide for customers' credit needs. The liquidity of the Corporation principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

The Bank's regulatory liquidity ratio at March 31, 1997 was 55.71%, primarily as a result of the proceeds raised in the initial public offering.


NEW ACCOUNTING PRONOUNCEMENTS

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provision have been delayed by SFAS No. 127. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial condition of the Bank.

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, "Earnings Per Share", which is effective for financial statements beginning with year end 1997. Statement 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basis EPS include no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. The Company expects Statement 128 to have little impact on its earnings per share calculations in future years, other than

-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                               March 31, 1997

changing terminology from primary EPS to basic EPS. All prior period EPS data will be restated to conform with the new presentation.


SAFE HARBOR STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.
Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.





-------------------------------------------------------------------------------

-------------------------------------------------------------------------------



PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

      a.  Exhibits - None
      b.  Reports on Form 8-K - none


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HEMLOCK FEDERAL FINANCIAL CORP.
                                           (Registrant)


                                           /s/ Maureen G. Partynski
                                           -----------------------------------
                                           Maureen G. Partynski
                                           President and Chief Executive Officer
                                           May 9, 1997


                                           /s/  Jean Thornton
                                           -----------------------------------
                                           Jean Thornton
                                           Vice-President/Controller
                                           May 9, 1997


-------------------------------------------------------------------------------
                                    -13-