Form 10QSB
period 1997-06-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 1997-08-14
CIK 1029654

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM  10-QSB
                                      (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended:   JUNE 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the
transition period from _________  to ___________

Commission file number  ______

                           HEMLOCK FEDERAL FINANCIAL CORP.
              ------------------------------------------------------
              (Exact Name of Registrant as Specified In Its Charter)

                DELAWARE                                36-4126192
                --------                                ----------
    (State or Other Jurisdiction of                   (IRS Employer
     Incorporation or Organization)                 Identification No.)


        5700 WEST 159TH STREET                              60452
        ----------------------                             -------
 (Address of Principal Executive Offices)                (Zip Code)

                                708-687-9400
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X   NO
                                  ----     -----

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

           Class                            Outstanding at June 30, 1997
----------------------------                ------------------------------
Common Stock, par value $.01                        1,915,756 shares

                           HEMLOCK FEDERAL FINANCIAL CORP.
                                    AND SUBSIDIARY

                                        INDEX

Part I.  Financial Information

  Item 1.   Financial Statements

    Condensed Consolidated Statements of Condition as
      of June 30, 1997 and December 31, 1996................................  3

    Condensed Consolidated Statements of Income for the three
     months and six months ended June 30, 1997 and 1996.....................  4

    Condensed Consolidated Statements of Cash Flows for the six
      months ended June 30, 1997 and 1996...................................  5

    Condensed Consolidated Statements of Changes in Stockholders'
      Equity for the six months ended June 30, 1997 and 1996................  6

    Notes to the Condensed Consolidated Financial Statements as of
      June 30, 1997.........................................................  7

  Item 2.   Management's Discussion and Analysis of the Financial
              Condition and Results of Operation............................  8


Part II. Other Information

    Item 3.  Exhibits and Reports on Form 8-K..............................  13

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                          (In thousands, except share data)


                                                    June 30,       December 31,
ASSETS                                                1997             1996
                                                   ---------        -----------
Cash on hand and due from banks                     $10,999            $17,410

Securities available-for-sale, at fair value         44,196             42,619
Securities held-to-maturity (fair value:             49,451             29,537
  1997 - $50,260, 1996 - $30,322)

Loans Receivable, net                                56,362             53,536

Property, plant and equipment, net                      982              1,043
FHLB Stock, at cost                                     987                901
Accrued interest and other assets                     1,571              1,359
                                                   ---------        -----------
Total Assets                                     $  164,548         $  146,405
                                                   ---------        -----------
                                                   ---------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                         $  129,456         $  131,243
FHLB advances                                         1,500              1,500
Advances from borrowers for taxes and insurance         753                681
Accrued interest and other liabilities                1,944                866
                                                   ---------        -----------
Total Liabilities                                   133,653            134,290

Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares
  authorized; 2,076,325 shares issued                    21                  0
Surplus                                              20,036                  0
Unearned ESOP, 160,569 shares                        (1,606)                 0
Retained earnings                                    11,616             11,508
Net unrealized gain on securities
  available-for-sale, net of tax                        828                607
                                                   ---------        -----------
Total Stockholders' Equity                           30,895              12,115
                                                   ---------        -----------
Total Liabilities and Stockholders'  Equity      $  164,548          $  146,405
                                                   ---------        -----------
                                                   ---------        -----------

                   HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (In thousands, except share data)

                                                  Three months ended            Six Months Ended
                                                        June 30,                    June 30,
                                                -----------------------      ----------------------
                                                   1997          1996          1997          1996
                                                ---------      --------      --------      --------
Interest and Dividend Income
Loans                                            $ 1,096        $1,020        $2,166        $1,972
Investment securities                              1,437         1,421         2,655         2,794
Interest bearing deposits                            279           138           559           348
                                                ---------      --------      --------      --------
Total Interest Income                              2,812         2,579         5,380         5,114

Interest expense
Deposits                                           1,344         1,371         2,760         2,744
FHLB advances                                         36            37            73            74
                                                ---------      --------      --------      --------
Total Interest Expense                             1,380         1,408         2,833         2,818

Net interest income                                1,432         1,171         2,547         2,296
Provision for loan losses                              0             0             0             0
                                                ---------      --------      --------      --------
Net interest income after provision
   for loan losses                                 1,432         1,171         2,547         2,296

Non-interest income
Service fees                                          55            46           105            95
Other income                                          75            85           130           157
                                                ---------      --------      --------      --------
Total Non-interest Income                            130           131           235           252

Non-interest expenses
Salaries and employee benefits                       451           447           861           876
Occupancy and equipment expense                      156           155           312           315
Computer service fees                                 65            40           124           105
Foundation contribution                                0             0         1,000             0
Other expenses                                       157           217           290           455
                                                ---------      --------      --------      --------
Total Non-interest Expense                           829           859         2,587          1,751
                                                ---------      --------      --------      --------
Income before income taxes                           733           443           195            797

Provision for income taxes                           266           164            87            289
                                                ---------      --------      --------      --------
Net income                                       $   467        $  279        $  108        $   508
                                                ---------      --------      --------      --------
                                                ---------      --------      --------      --------
Earnings per share                               $  0.24           N/A        $  0.24          N/A
                                                ---------      --------      --------      --------
                                                ---------      --------      --------      --------

                                      - 4 -

                   HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)


                                                       Six months ended
                                                    June 30,          June 30,
                                                      1997              1996
                                                   ---------         --------
Cash flows from operating activities
Net income                                           $  108            $  508
Adjustments to reconcile net income to net
  cash provided  by operating activities
      Provision for depreciation                         65                59
     Net amortization of investment security
       premiums/discounts                               132               103
     Decrease in deferred loan fees                     (40)              (65)
     Loss on sale of securities                           2                 0
    Increase in accrued interest receivable            (178)              206
     Decrease in other assets                           351                32
     Increase in accrued interest payable and
        other liabilities                               550               (57)
    ESOP compensation                                    75                 0
                                                   ---------          --------
Net cash provided by operating activities             1,065               786

Cash flows from investing activities
Purchase of securities available-for-sale           (12,053)          (16,914)
Proceeds from sales of securities
available for sale                                      596                 0
Principal payments of mortgage-backed
   securities and collateralized mortgage obligations 9,791            13,488
Proceeds from maturities and calls of securities      6,550            11,305
Purchase of FHLB stock                                  (86)              (52)
Net increase in loans                                (2,785)           (6,330)
Purchases of securities held-to-maturity            (26,146)             (325)
Purchases of building and equipment, net                 (4)              (76)
                                                   ---------          --------
Net cash used in investing activities               (24,137)            1,096

Cash flows from financing activities
Net increase (decrease) in deposits                  (1,787)            1,067
Increase in advance payments by borrowers
  for taxes and insurance                                72                49
Issuance of Common Stock                             18,346                 0
Stock conversion expense                                 30                 0
                                                   ---------          --------
Net cash provided by financing activities            16,661             1,116

Net increase (decrease) in cash and cash equivalents (6,412)            2,998

Cash and cash equivalents at beginning of period     17,410            13,301
                                                   ---------          --------
Cash and cash equivalents at end of period          $10,999           $16,299
                                                   ---------          --------
                                                   ---------          --------
Supplemental disclosure of cash flow information
Cash paid during period for
 Interest                                          $  2,837         $  2,815
 Income taxes                                            83              402

                  HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                               IN STOCKHOLDERS' EQUITY
                    For Three Months Ended June 30, 1997 and 1996
                          (In thousands, except share data)


                                                                              NET
                                                                          UNREALIZED
                                                                         GAIN (LOSS) ON
                                                                           SECURITIES                     TOTAL
                                                                           AVAILABLE-                    UNEARNED
                                    COMMON                     RETAINED     FOR-SALE                   STOCKHOLDER
                                    STOCK        SURPLUS       EARNINGS    NET OF TAX      ESOP          EQUITY
                                   -------       -------       --------   -----------    --------      -----------
Balance at December 31, 1995        $   --       $    --       $11,346       $ 531       $    --         $11,877
Net income for six months
  ended June 30, 1996                   --            --           508          --            --             508
Change in unrealized gain
  on securities available-
  for-sale, net of tax                  --            --            --        (137)           --            (137)
                                   -------       -------       --------   -----------    --------      -----------
Balance at June 30, 1997            $   --       $    --       $11,576       $ 592       $    --         $12,168
                                   -------       -------       --------   -----------    --------      -----------
                                   -------       -------       --------   -----------    --------      -----------
Balance at December 31, 1996        $   --       $    --       $11,508       $ 607       $    --         $12,115
Issuance of Common Stock                21        19,986            --          --        (1,661)         18,346
Net income for six months
  ended June 30, 1997                   --            --           108          --            --             108
ESOP shares earned                      --            20            --          --            55              75
Change in unrealized gain on
  securities available-for-
  sale, net of tax                      --            --            --          221           --             221
Conversion Costs                        --            30            --           --           --              30
                                   -------       -------       --------   -----------    --------      -----------
Balance at June 30, 1997            $   21       $20,036       $11,616        $ 828      $(1,606)        $30,895
                                   -------       -------       --------   -----------    --------      -----------
                                   -------       -------       --------   -----------    --------      -----------

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1997



NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a one thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings
(Bank), a federally chartered thrift located in Oak Forest, Illinois.  The
Corporation was incorporated under Delaware law in December of 1996.    In
the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of June 30, 1997 and December 31, 1996, and the results of its consolidated operations, its consolidated cash flows, and its changes in stockholders' equity for the three month and six month periods ended June 30, 1997 and June 30, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Corporation's annual financial statements and notes thereto.

NOTE 2

On March 31, 1997, Hemlock Federal Bank for Savings (Bank) converted from a federally chartered mutual thrift to a federally chartered stock thrift. The Bank issued all of its common stock at $10.00 per share to the ESOP, certain depositors of the Bank, and certain members of the general public, all pursuant to a plan of conversion.

The ESOP purchased 166,106 shares of common stock representing 8% of the total issued shares. The ESOP borrowed $1,661,060 from the Corporation to purchase the stock using the stock as collateral for the loan. The loan is to be paid principally from the Bank's contributions to the ESOP over a period of up to 10 years.

NOTE 3

The Bank had the following contractual amounts of financial instruments outstanding at June 30, 1997 (in 000's):

    Commitments to originate loans     $     979
    Standby letters of credit                  0

NOTE 4

Earnings per share is calculated by dividing the net earnings by the weighted average number of common shares outstanding, net of unearned ESOP shares.
In 1997, earnings per share is computed using net earnings from the date that the Bank converted to stock ownership.

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    June 30, 1997

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at June 30, 1997 and the consolidated results of operations for the three month and six month periods ended June 30, 1997, compared to the same period in 1996. For the purposes of this Form 10-Q, the results of operations in 1996 presented herein are for Hemlock Federal Bank for Savings(Bank) as the predecessor entity to the Corporation. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, the Bank. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Consolidated net income of the Corporation for the second quarter of 1997 totaled $467,000, compared to net income of $279,000 earned for the second quarter of 1996, an increase of $188,000. The $188,000 increase in net income for the second quarter of 1997 was primarily attributable to an increase in securities, as the net proceeds from the initial public offering, which closed effective March 31, 1997, were converted to interest earning assets.

Consolidated net income for the Corporation was $108,000 for the six month period ending June 30, 1997, as compared to $508,000 for same period one year ago. The $400,000 difference in net income is primarily attributable to the $1 million accrual, net of tax, to fund the Hemlock Federal Charitable Foundation, which took place on March 31, 1997. This was partially offset by an increase in net interest income.

NET INTEREST INCOME

Net interest income increased $261,000, or 22%, for the three month period ended June 30, 1997, compared to the same period in 1996. This increase is due primarily to an increase in securities as the net proceeds from the initial public offering were invested in interest earning assets.

Net interest income for the six month period ending June 30, 1997 was $2.55 million, as compared to $2.30 million for the same period ending one year ago. The $250,000 increase in net interest income is attributable to the investment of the proceeds received from the initial public offering. Proceeds were invested primarily in interest-earning securities. The increase in net income is also attributable to an increase in yield on securities, as a result of upward adjustments in rates on adjustable rate mortgage-backed securities and floating rate collateralized mortgage obligations.

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   June 30, 1997


PROVISION FOR LOAN LOSSES

The Bank's allowance for loan losses was $745,000 as of June 30, 1997. The allowance was equal to 1.32% of total loans as of June 30, 1997. The bank had no non-performing assets as of June 30, 1997. Management believes the existing level of reserves is adequate, given current economic conditions as well as loss experience and credit demand. No additional provisions were made during the quarters ending June 30, 1997 or June 30, 1996, nor for the six month periods ending June 30, 1997 and June 30, 1996.

CHANGES IN NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income totaled $130,000 for the three month period ended June 30, 1997, a $1,000 decrease as compared to the total amount for the year earlier period. Non-interest income for the six month period ending June 30, 1997 was $235, 000, as compared to $252,000 for the same period one year ago. The $17,000 decrease is attributable to a decrease in fees associated with loan originations.

Non-interest expense for the three months ended June 30, 1997 decreased $30,000, from $859,000 for the three month period ended June 30, 1996 to $829,000 for the three month period ended June 30, 1997, primarily as a result of a decrease in the SAIF deposit insurance cost. This was partially offset by an increase in expenses associated with the operation of the holding company.

Non-interest expense for the six month period ending June 30, 1997 was $2.59 million, as compared to $1.75 million for the same period one year ago. The $840,000 difference was due to the $1 million accrual to fund the Hemlock Federal Charitable Foundation, which took place on March 31, 1997. Excluding the impact of the foundation accrual, non-operating expenses for the six month period ending June 30, 1997 would have been $1.59 million, a $160,000 decrease from the same period one year ago. This is primarily attributable to the reduction in deposit insurance premiums.

PROVISION FOR INCOME TAXES

The Bank's federal and state income tax expense increased from $164,000 for the three month period ended June 30, 1996 to $266,000 for the three month period ended June 30, 1997. The $102,000 increase in income tax was the result of the increase in net income before income taxes.

The federal and state income tax expense for the six month period ending June 30, 1997 was $87,000, as compared to $289,000 for the same period one year ago. The $202,000 decrease in income tax was the result of the decrease in net income before income taxes.

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    June 30, 1997


FINANCIAL CONDITION

Consolidated total assets aggregated $164.55 million and $146.41 million at June 30, 1997 and December 31, 1996, respectively. The increase in total assets is primarily attributable to the proceeds raised in the corporation's initial public offering. The net proceeds were invested in securities held-to-maturity and securities available-for-sale as of June 30, 1997, resulting in an increase in securities available-for-sale of $1.58 million, and an increase in securities held-to-maturity of $19.91 million. This was partially offset by a decrease in cash on hand and due from banks of $6.41 million.

Total liabilities at June 30, 1997 were $133.65 million compared to $134.29 million at December 31, 1996. Total deposits decreased by $1.79 million, from $131.24 million at December 31, 1996 to $129.46 million at June 30, 1997, due principally to the purchase of common stock in the initial public offering by Bank depositors. In addition, other liabilities increased by $1.08 million primarily as the result of the establishment of the accrual to fund the charitable foundation.

Shareholders' equity at June 30, 1997 was $30.89 million compared to $12.12 million at December 31, 1996, an increase of $18.78 million, due primarily to net proceeds of the initial public offering that was completed on March 31, 1997.

CAPITAL RESOURCES AND COMMITMENTS

The Bank is subject to three capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 1997 and December 31, 1996.

                          REGULATORY             ACTUAL
                          REQUIREMENT   6/30/97       12/31/96
                          -----------   -------       --------
    Tangible capital         1.5%        12.75%         7.87%
    Core leverage capital    3.0%        12.75%         7.87%
    Risk-based capital       8.0%        39.21%         24.58%


The bank has entered into a purchase contract to acquire land in a southwest suburb of Illinois for the purpose of establishing a full service branch facility. The investment in land is expected to cost $975,000. Building and equipment investment is estimated at $1.2 million. The purchase is expected to be completed during the third quarter of 1997.

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    June 30, 1997


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

The Bank's regulatory liquidity ratio at June 30, 1997 was 23.45%, a portion of which includes interest-earning assets with terms of 5 years or less. This is primarily as a result of the reinvestment of the proceeds raised in the initial public offering into short-term securities. Loan commitments outstanding totaled $979,000 at June 30, 1997.


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

       On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, "Earnings Per Share", which is effective for financial statements beginning with year end 1997. Statement 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basis EPS include no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. The Company expects Statement

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    June 30, 1997

128 to have little impact on its earnings per share calculations in future years, other than changing terminology from primary EPS to basic EPS. All prior period EPS data will be restated to conform with the new presentation.


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

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY


PART II  OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K.

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


                                       HEMLOCK FEDERAL FINANCIAL CORP.
                                       (Registrant)


                                       /s/ Maureen G. Partynski
                                       ----------------------------------
                                       Maureen G. Partynski
                                       Chief Executive Officer
                                       June 30, 1997


                                       /s/ Michael R. Stevens
                                       ----------------------------------
                                       Michael R. Stevens
                                       President
                                       June 30, 1997