Form 10QSB
period 1997-09-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 1997-11-14
CIK 1029654

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


                                     FORM  10-QSB
                                      (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended:   SEPTEMBER 30, 1997

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the
transition period from                to
                       ---------------   ---------------

Commission file number  000-22103

                           HEMLOCK FEDERAL FINANCIAL CORP.
                (Exact Name of Registrant as Specified In Its Charter)

             DELAWARE                                            36-4126192
   (State or Other Jurisdiction of                             (IRS Employer
   Incorporation or Organization)                           Identification No.)

         5700 WEST 159TH STREET                                     60452
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

    YES   X   NO   ___

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

          Class                                 Outstanding at November 10, 1997
Common Stock, par value $.01                           1,921,293 shares

                           HEMLOCK FEDERAL FINANCIAL CORP.
                                    AND SUBSIDIARY



                                        INDEX


Part I.    Financial Information

     Item 1.   Financial Statements

     Condensed Consolidated Statements of Condition as of September 30, 1997
       and December 31, 1996..................................................3

     Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 1997 and 1996...............................4

     Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996...............................5

     Condensed Consolidated Statements of Changes in Stockholders' Equity
       for the nine months ended September 30, 1997 and 1996..................6

     Notes to the Condensed Consolidated Financial Statements as of
       September 30, 1997.....................................................7

     Item 2.   Management's Discussion and Analysis of the Financial Condition
       and Results of Operation...............................................8

Part II.  Other Information..................................................13

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                          (In thousands, except share data)


                                                    September 30,  December 31,
                                                             1997         1996
                                                             ----         ----
ASSETS
Cash on hand and due from banks                            $9,209       $17,410

Securities available-for-sale, at fair value               40,009        42,619
Securities held-to-maturity (fair value:                   48,396        29,537
  1997 - $50,260, 1996 - $30,322)

Loans Receivable, net                                      60,155        53,536

Property, plant and equipment, net                          2,118         1,043
FHLB Stock at cost                                            987           901
Accrued interest and other assets                           1,031         1,359
                                                         --------      --------
Total Assets                                             $161,905      $146,405
                                                         --------      --------
                                                         --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                 $128,875      $131,243
FHLB advances                                                   -         1,500
Advances from borrowers for taxes and insurance               335           681
Acrued interest and other liabilities                       1,433           866
                                                         --------      --------
Total Liabilities                                         130,643       134,290

Stockholders' equity
Common stock, $.01 par value: 3,100,000 shares
  authorized; 1,921,293 shares outstanding                     21             0
Surplus                                                    20,067             0
Unearned ESOP, 155,032 shares                              (1,551)            0
Retained earnings                                          11,911        11,508
Net unrealized gain on securities
  available-for-sale, net of tax                              814           607
                                                         --------      --------
Total Stockholders' Equity                                 31.262        12,115
                                                         --------      --------
Total Liabilities and Stockholders' Equity               $161,905      $146,405
                                                         --------      --------
                                                         --------      --------

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (In thousands, except share data)

                                                      Three months ended    Nine Months Ended
                                                         September 30,        September 30,
                                                        1997      1996        1997     1996
Interest and Dividend Income                           $1,157    $1,068      $3,323   $3,040
Loans                                                   1,508     1,304       4,161    4,098
Investment securities                                     171       219         730      567
                                                       ------    ------      ------   ------
Total Interest Income                                   2,834     2,591       8,214    7,705

Interest expense
Deposits                                                1,385     1,379       4,145    4,123
FHLB advances                                              21        38          94      112
                                                       ------    ------      ------   ------
Total Interest Expense                                  1,406     1,417       4,239    4,235

Net interest income                                     1,428     1,174       3,975    3,470
Provision for loan losses                                   0        75           0       75
                                                       ------    ------      ------   ------
Net interest income after provision for loan losses     1,428     1,099       3,976    3,395

Non-interest income
Service fees                                               51        49         156      144
Other income                                               82        68         212      225
                                                       ------    ------      ------   ------
Total Non-Interest Income                                 133       117         368      369

Non-interest expenses
Salaries and employee benefits                            483       449       1,344    1,325
Occupancy and equipment expense                           180       199         472      514
Computer service fees                                      52        48         176      153
Foundation contribution                                     0         0       1,000        0
Other expenses                                            210     1,162         500    1,617
                                                       ------    ------      ------   ------
Total Non-Interest Expense                                905     1,858       3,492    3,609
                                                       ------    ------      ------   ------
Income before income fees                                 658      (642)        851      155

Provision for income taxes                                236      (242)        323       47
                                                       ------    ------      ------   ------
Net income                                             $  420    $ (400)     $  528   $  108
                                                       ------    ------      ------   ------
                                                       ------    ------      ------   ------
Earnings per share                                     $ 0.22       N/A         N/A      N/A
                                                       ------    ------      ------   ------
                                                       ------    ------      ------   ------

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)


                                                               Nine months ended
                                                           Sept. 30,   Sept. 30,
                                                             1997        1996
                                                             ----        ----
Cash flows from operating activities
Net income                                                 $    528    $    108
Adjustments to reconcile net income to net
 cash provided by operating activities
  Provision for depreciation                                     89         116
  Net amortization of security premium/discounts                211         123
  Decrease in deferred loan fees                                (66)        (76)
  Loss on sale of securities                                      2          80
  Provision for loan losses                                       0          76
  Change in deferred income taxes                                 0        (315)
  Increase in accrued interest receivable                      (117)        261
  Decrease in other assets                                      445        (122)
  Increase in accrued interest payable and
    other liabilities                                           435         774
  ESOP compensation                                             161           0
                                                           --------    --------
Net cash provided by operating activities                     1,688       1,025

Cash flows from investing activities
Purchase of securities available-for-sale                   (12,053)    (20,959)
Proceeds from sales of securities available for sale            596       2,920
Principal payments of mortgage-backed
  securities and collateralized mortgage obligations         14,538      18,103
Proceeds from maturities and calls of securities             15,100      12,305
Purchase of FHLB stock                                          (86)        (52)
Net increase in loans                                        (6,552)     (7,889)
Purchases of securities held-to-maturity                    (34,305)       (325)
Purchases of building and equipment, net                     (1,164)       (107)
                                                           --------    --------
Net cash used in investing activities                       (23,926)      3,996

Cash flows from financing activities
Net increase (decrease) in deposits                          (2,368)     (1,582)
Decrease in advance payments by borrowers
 for taxes and insurance                                       (346)       (364)
Issuance of Common Stock                                     18,346           0
Repayment of FHLB Advances                                   (1,500)          0
Stock conversion expense                                         30           0
Dividends Paid                                                 (126)          0
                                                           --------    --------
Net cash provided by financing activities                    14,037      (1,946)

Net increase (decrease) in cash and cash equivalents         (8,201)      3,075

Cash and cash equivalents at beginning of period             17,410      13,301
                                                           --------    --------
Cash and cash equivalents at end of period                 $  9,209    $ 16,376
                                                           --------    --------
                                                           --------    --------
Supplemental disclosure of cash flow information
Cash paid during period for
Interest                                                   $  2,837    $  4,239
Income taxes                                                     83         316

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                               IN STOCKHOLDERS' EQUITY
                  For Nine Months Ended September 30, 1997 and 1996
                          (In thousands, except share data)


                                                                                         Net Unrealized
                                                                                           Gain (Loss)
                                                                                          on Securities                 Total
                                                                                            Available-                 Unearned
                                                  Common                   Retained         for-Sale,                Stockholder
                                                  Stock     Surplus        Earnings        Net of Tax        ESOP       Equity
                                                  -----     -------        --------      ---------------     ----    -----------
Balance at December 31, 1995                       $  -      $    -         $11,346          $  531        $   -       $11,877

Net income for nine months
 ended September 30, 1996                             -           -             108               -            -           108

Change in unrealized gain on
  securities available-for-sale,
   net of tax                                         -           -               -             (12)           -          (12)
                                                  -----     -------        --------      ---------------     ----    -----------

Balance at September 30, 1996                      $        $               $11,454          $  519        $   -      $11,973
                                                  -----     -------        --------      ---------------     ----    -----------
                                                  -----     -------        --------      ---------------     ----    -----------

Balance at December 31, 1996                       $  -     $     -         $11,508          $  607        $    -      $12,115

Issuance of Common Stock                             21      19,986               -               -        (1,661)      18,346

Net income for nine months
 ended September 30, 1997                             -           -             528               -             -          528

ESOP shares earned                                    -          51               -               -           110          161

Change in unrealized gain on
   securities available-for-sale,
   net of tax                                         -           -               -             207             -          207

Conversion Costs                                      -          30               -               -             -           30

Dividends Paid                                        -           -           (125)               -             -         (125)

Balance at September 30, 1997                     $  21     $20,067        $11,911           $  814       $(1,551)     $31,262
                                                  -----     -------        --------      ---------------     ----    -----------
                                                  -----     -------        --------      ---------------     ----    -----------

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1997


NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a one thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings
(Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of September 30, 1997 and December 31, 1996, and the results of its consolidated operations, for the three month and nine month periods ended September 30, 1997 and September 30, 1996, and its consolidated cash flows and changes in stockholders' equity for the three month period ended September 30, 1997. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3

The Bank had the following contractual amounts of financial instruments outstanding at September 30, 1997 (in 000's):

    Commitments to originate loans     $  1,889
    Standby letters of credit                 0

NOTE 4

Earnings per share is calculated by dividing the net earnings by the weighted average number of common shares outstanding, net of unearned ESOP shares. In1997, earnings per share is computed using net earnings from the date that the Bank converted to stock ownership.

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  September 30, 1997


     The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at September 30, 1997 and the consolidated results of operations for the three month and nine month periods ended September 30, 1997, compared to the same period in 1996. For the purposes of this Form 10-QSB, the results of operations in 1996 presented herein are for Hemlock Federal Bank for Savings(Bank) as the predecessor entity to the Corporation. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, the Bank. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Consolidated net income of the Corporation for the third quarter of 1997 totaled $420,000, compared to a net loss of $400,000 for the third quarter of 1996, an increase of $820,000. Consolidated net income for the Corporation was $528,000 for the nine month period ending September 30, 1997, as compared to $108,000 for same period one year ago The $820,000 increase in net income for the third quarter of 1997 and the increase of $420,000 for the nine month period ending September 30, 1997, were primarily attributable to the $529,000 after tax one time payment to recapitalize the Savings Association Insurance Fund, which occurred in September, 1996. In addition, the investment of net proceeds from the initial public offering into interest earning assets resulted in an increase in net interest income. These items were partially offset by the $650,000 after tax accrual to establish the Hemlock Federal Charitable Foundation, which took place in March, 1997.

NET INTEREST INCOME

Net interest income after provisions for loan losses increased by $329,000 and $580,000, to $1.43 million and $3.98 million for the three and nine month periods ending September 30, 1997 respectively, as compared to the same periods in 1996. This increase is due primarily to an increase in securities and loans as the net proceeds from the initial public offering were invested in interest earning assets. The increase is also attributable to an increase in yield on securities, as a result of upward adjustments in rates on adjustable rate mortgage-backed securities.

PROVISION FOR LOAN LOSSES

The Bank's allowance for loan losses was $745,000 as of September 30, 1997. The allowance was equal to 1.24% of total loans as of September 30, 1997. The bank had no non-performing assets as of September 30, 1997. Management believes the existing level of reserves is adequate, given current economic conditions as well as loss experience and credit demand. No additional

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  September 30, 1997


provisions were made for the nine month period ending September 30, 1997. Additional provisions totaling $75,000 were made during the nine month period ended September 30, 1996.

CHANGES IN NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income increased $16,000 to $133,000 for the three month period ended September 30, 1997. The increase is primarily attributable to additional fee income on ATM transactions. Non-interest income decreased $1,000 to $368,000 for the nine month period ended September 30, 1996.

Non-interest expense decreased $953,000 for the period ended September 30, 1997, to $905,000 from $1.86 million for the period ended September 30, 1996. The $953,000 decrease is primarily attributable to the payment of $861,000 to recapitalize the Savings Association Insurance Fund in September, 1996.

Non-interest expense for the nine month period ending September 30, 1997 was $3.49 million, as compared to $3.61 million for the same period one year ago.
 A $1.00 million accrual to fund the Hemlock Federal Charitable Foundation took place on March 31, 1997, and the payment of $861,000 to recapitalize the Savings Association Insurance Fund occurred on September 30, 1996. Excluding the impact of the foundation accrual and the one time payment to the Savings Association Insurance Fund, non interest expense for the nine month period ending September 30, 1997 was $2.49 million, as compared to $2.75 million for the same period one year ago. The $260,000 difference was primarily attributable to the reduction in deposit insurance cost during the nine
months ended September 30, 1997.   In addition, an $81,000  loss on the sale
of securities occurred in September, 1996.

PROVISION FOR INCOME TAXES

The Bank's federal and state income tax expense increased from ($242,000) for the three month period ended September 30, 1996 to $236,000 for the three month period ended September 30, 1997. The $478,000 increase in income tax was the result of the increase in net income before income taxes.

The federal and state income tax expense for the nine month period ending September 30, 1997 was $323,000, as compared to $47,000 for the same period one year ago. The $276,000 increase in income tax was the result of the decrease in net income before income taxes.

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  September 30, 1997


FINANCIAL CONDITION

Consolidated total assets aggregated $161.91 million and $146.41 million at September 30, 1997 and December 31, 1996, respectively. The increase in total assets is primarily attributable to the proceeds raised in the corporation's initial public offering. The net proceeds were invested in securities held-to-maturity and mortgage loans as of September 30, 1997, resulting in an increase in securities held-to-maturity of $18.86 million and an increase in loans receivable of $6.62 million. This was partially offset by a decrease in cash on hand and due from banks of $8.20 million.

Total liabilities at September 30, 1997 were $130.64 million compared to $134.29 million at December 31, 1996. Total deposits decreased by $2.36 million, from $131.24 million at December 31, 1996 to $128.88 million at September 30, 1997, due principally to the purchase of common stock in the initial public offering by Bank depositors.

Shareholders' equity at September 30, 1997 was $31.26 million compared to $12.12 million at December 31, 1996, an increase of $19.14 million, due primarily to net proceeds of the initial public offering that was completed on March 31, 1997.

CAPITAL RESOURCES AND COMMITMENTS

The Bank is subject to three capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 1997 and December 31, 1996.

                                    Regulatory                 Actual
                                    Requirement         9/30/97      12/31/96
                                    -----------         -------      --------

    Tangible capital                   1.5%             13.16%         7.87%
    Core leverage capital              3.0%             13.16%         7.87%
    Risk-based capital                 8.0%             38.90%         24.58%


The bank has purchased land in Lemont, Illinois, a southwest suburb of Chicago, for the purpose of establishing a full service branch facility. The purchase price of the land was $975,000. Building and equipment investment is estimated at $1.2 million. The branch is expected to be completed and open for business during the second quarter of 1998.

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  September 30, 1997


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

The Bank's regulatory liquidity ratio at September 30, 1997 was 22.22%, a portion of which includes interest-earning assets with terms of 5 years or less. This is primarily as a result of the reinvestment of the proceeds raised in the initial public offering into short-term securities. Loan commitments outstanding totaled $1.89 million at September 30, 1997.

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

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  September 30, 1997


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

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY



PART II  OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities and Use of Proceeds
            None

Item 3.     Defaults upon Senior Securities
            None


Item 4.     Submission of Matters to a vote of Security Holders

            The Company held a special meeting of stockholders on October 22, 1997. At the meeting, proposals to (i) ratify the Company's 1997 Stock Option and Incentive Plan, and (ii) ratify the Company's 1997 Recognition and Retention Plan were approved. The votes cast for and against these proposals, and the number of abstentions and broker non-votes with respect to each of these proposals, were as follows:

         Approval of 1997 Employee Stock Option and Incentive Plan
         ---------------------------------------------------------

       For           Against        Abstentions       Broker Non-Votes
    1,174,781        245,996          10,348                 0

               Approval of 1997 Recognition and Retention Plan
               -----------------------------------------------

       For            Against        Abstentions       Broker Non-Votes
    1,099,533         316,959          14,633                0


Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K.

    a.      Exhibits - None
            Reports on Form 8-K - none



                                      SIGNATURES

                    HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HEMLOCK FEDERAL FINANCIAL CORP.
                                   (Registrant)



                                   /s/ Maureen G. Partynski
                                   ------------------------------------
                                   Maureen G. Partynski
                                   Chief Executive Officer
                                   November __, 1997



                                   /s/ Michael R. Stevens
                                   ------------------------------------
                                   Michael R. Stevens
                                   President
                                   November 10, 1997