Form 10KSB
period 1997-12-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 1998-03-31
CIK 1029654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to ________________________

Commission file number       0-22103

                      HEMLOCK FEDERAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       36-4126192
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

5700 West 159th Street, Oak Forest , Illinois                      60452
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:              (708) 687-9400
                                                         -----------------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES [X]     NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $11.8 million million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of March 20, 1998, was $31.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 20, 1998, there were issued and outstanding 2,006,849 shares of the Issuer's Common Stock.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1997. Part III of Form 10-KSB - Proxy Statement for 1998 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business

General

         Hemlock Federal Financial Corporation ("Hemlock" or the "Company") was formed in 1997 by Hemlock Federal Bank for Savings ("Hemlock Federal" or the "Bank") under the laws of Delaware for the purpose of becoming the savings and loan holding company of the Bank. The Company's business consists primarily of the business of Hemlock Federal.

         Hemlock Federal is a federally chartered stock savings bank headquartered in Oak Forest, Illinois. Hemlock Federal was originally chartered in 1904. In 1959, Hemlock Federal converted to a federal mutual charter. In 1997 Hemlock Federal converted from a mutual to a federally chartered stock savings bank. Hemlock Federal currently serves the financial needs of communities in its market area through its main office located in Oak Forest, Illinois and its two branch offices located in the village of Oak Lawn and Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1997, Hemlock Federal had total assets of $176.68 million, deposits of $130.96 million and equity of $30.43 million (or 17.22% of total assets).

         Hemlock Federal has been, and intends to continue to be, an independent, community oriented, financial institution. Hemlock Federal's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgages and, to a much lesser extent, multi-family, consumer and other loans primarily in its market area. At December 31, 1997, $68.28 million, or 88.94%, of the Bank's total loan portfolio consisted of one- to four-family residential mortgage loans. The Bank also invests in mortgage-backed and other securities and other permissible investments.

         The executive offices of the Bank are located at 5700 West 159 th Street, Oak Forest, Illinois 60452-3198 and its telephone number is (708) 687-9400. Unless the context otherwise requires all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

Lending Activities

         General. The principal lending activity of the Bank is originating for its portfolio fixed and to a lesser extent, adjustable rate ("ARM") mortgage loans secured by one- to four-family residences located primarily in the Bank's market area. To a much lesser extent, Hemlock Federal also originates multi-family real estate, consumer and other loans in its market area. At December 31, 1997, the Bank's loans receivable, net totaled $76.16 million.

         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1997, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $4.42 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 1997, the largest dollar amount outstanding or committed to be lent to one borrower or, group of related borrowers, related to a multi-family loan totaling $408,000 secured by a 12-unit apartment building located in Chicago Ridge, Illinois. At December 31, 1997, this loan was performing in accordance with its terms. As of December 31, 1997, there were no other loans with carrying values in excess of $300,000.

         All of the Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's appraisal policy). The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns or confirmations. All loans originated by Hemlock
Federal are approved by the loan committee currently comprised of Chairman Partynski, President Stevens, Director Bucz and Chief Lending Officer Neil Christenson and ratified by the full Board of Directors.

         The Bank requires title insurance or other evidence of title on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

         Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions (or additions) for loans in process, deferred fees (premiums) and discounts and allowances for losses) as of the dates indicated.



                                                                       December 31,
                       ---------------------------------------------------------------------------------------------------------
                               1997                  1996                  1995                1994                 1993
                       -------------------   -------------------   ------------------   ------------------   -------------------
                        Amount     Percent    Amount     Percent    Amount    Percent    Amount    Percent    Amount     Percent
                        ------     -------    ------     -------    ------    -------    ------    -------    ------     -------
                                                                    (Dollars in Thousands)
Real Estate Loans:
One- to four-family   $ 68,283      88.94%   $ 48,339     89.05%  $ 39,089     85.08%  $ 30,792     80.45%   $ 28,378     75.59%
Multi-family .......     4,951       6.45       2,783      5.13      3,386      7.37      3,742      9.78       4,035     10.75
Commercial .........       209        .27         573      1.06      1,101      2.40      1,566      4.09       2,020      5.38
Construction or
 development .......        --         --          --        --         --        --         --        --         502      1.34
                      --------     -------   --------    ------    -------    ------   --------    ------    --------     -----
 Total real
  estate loans .....    73,443      95.66      51,695     95.24     43,576     94.85     36,100     94.32      34,935     93.06

Consumer loans:
Deposit account ....       116        .15         169       .31        158      0.34        150      0.39         172      0.46
Automobile .........       473        .62         301       .55        229      0.50        120      0.31         223      0.59
Home equity ........     2,740       3.57       2,114      3.90      1,981      4.31      1,908      4.98       2,211      5.89
                      --------    -------    --------    ------    -------    ------   --------    ------    --------     -----
 Total consumer
  loans ............     3,329       4.34       2,584      4.76      2,368      5.15      2,178      5.68       2,606      6.94
                      --------    -------    --------    ------    -------    ------   --------    ------    --------     -----
  Total loans ......    76,772     100.00%     54,279    100.00%    45,944    100.00%    38,278    100.00%     37,541    100.00%
                                  =======                =======              ======               =======               ======

Less:
Loans in process ...      (125)                    --                  (28)                  --                   (82)
Deferred fees
  and discounts ....       287                      2                  (84)                (150)                 (184)
Allowance for losses      (775)                  (745)                (600)                (469)                 (234)
                      ---------              --------              -------              --------             --------
 Total loans
  receivable, net ..  $ 76,159                $53,536              $45,232               $37,659              $37,041
                      ========               ========              =======               =======             ========

         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.


                                                                            December 31,
                              ------------------------------------------------------------------------------------------------------
                                     1997                 1996                  1995                1994                1993
                              ------------------   ------------------    -----------------   -----------------    ----------------
                               Amount    Percent    Amount    Percent    Amount    Percent    Amount   Percent    Amount   Percent
                               ------    -------    ------    -------    ------    -------    ------   -------    ------   -------
                                                                       (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family...........$50,671    66.00%    $43,583     80.29%    $36,358    79.14%   $28,654    74.86%   $25,480    67.87%
Multi-family..................  4,767     6.21       2,783      5.13       3,386     7.37      3,742     9.78      4,035    10.75
Commercial....................    209      .27         573      1.06       1,101     2.40      1,566     4.09      2,020     5.38
Construction or development...    ---      ---         ---       ---         ---      ---        ---      ---        502     1.34
                              -------    ------    -------    ------     -------    ------   -------   ------    -------   ------
  Total real estate loans..... 55,647     72.48     46,939     86.48      40,845     88.91    33,962    88.73     32,037    85.34
Consumer......................  3,329      4.34      2,584      4.76       2,368      5.15     2,178     5.68      2,606     6.94
                              -------    ------    -------    ------     -------    ------   -------   ------    -------   ------
  Total fixed-rate loans...... 58,976     76.82     49,523     91.24      43,213     94.06    36,140    94.41     34,643    92.28

Adjustable-Rate Loans
Real estate:
One-to four-family............ 17,612     22.94      4,756      8.76       2,731      5.94     2,138     5.59      2,898     7.72
Multi-family..................    184       .24        ---       ---         ---       ---       ---      ---        ---      ---
                              -------    ------    -------    ------     -------    ------   -------   ------     ------   ------
Total adjustable rate loans... 17,796     23.18      4,756      8.76       2,731      5.94     2,138     5.59      2,898     7.72
                               ------     -----    -------    -------    -------    ------   -------   ------     ------   ------

  Total loans................. 76,772    100.00%    54,279    100.00%     45,944    100.00%   38,278   100.00%    37,541   100.00%
                                         ======               ======                ======             ======              ======
Less:
Loans in process..............  (125)                  ---                   (28)                ---                 (82)
Deferred fees and discounts...    287                    2                   (84)               (150)               (184)
Allowance for losses..........  (775)                 (745)                 (600)               (469)               (234)
                              -------              -------               -------             -------              -------
 Total loans receivable, net..$76,159              $53,536               $45,232             $37,659             $37,041
                              =======              =======               =======             =======             =======

         The following schedule illustrates the contractual maturity of the Bank's loan portfolio at December 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                   Real Estate
                                    ---------------------------------------------
                                                              Multi-family and
                                                               Commercial Real
                                     One- to four-family            Estate                 Consumer                    Total
                                    ---------------------    --------------------    --------------------      -------------------
                                                 Weighted                Weighted                Weighted                 Weighted
                                                  Average                 Average                 Average                  Average
                                    Amount         Rate      Amount        Rate      Amount        Rate        Amount       Rate
                                    ------         ----      ------        ----      ------        ----        ------       ----
                                                                       (Dollars in Thousands)
   Due During Year(s) Ended
         December 31,
-------------------------------
1998(1)........................   $       4       7.78%    $    11        7.64%    $   157         9.99%     $   172        9.33%
1999 and 2000..................          44      10.96          77       12.50         517         8.74          638        9.35
2001 to 2005...................      10,014       7.51         858        8.67       1,767         8.47       12,639        7.73
2006 to 2020...................      35,789       7.52       3,500        8.30         888         8.50       40,177        7.61
2021 and following.............      22,432       7.72         714        8.43          --           --       23,146        7.74
                                     ------                -------                  ------                   -------
    Total......................     $68,283                 $5,160                  $3,329                   $76,772
                                    =======                 ======                  ======                   =======

-------------
(1) Included demand loans, loans having no stated maturity and overdraft loans.


         The total amount of loans due after December 31, 1998 which have predetermined interest rates is $58.80 million while the total amount of loans due after such dates which have floating or adjustable interest rates is $17.80 million.

         One- to Four-Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Historically, the Bank focused its residential lending activities on fixed rate loans with 30 year terms. In the 1980s, in order to reduce the average term to repricing of its assets, the Bank began to stress also the origination of 15 year fixed rate loans as well as adjustable rate loans. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area. All mortgage loans currently originated by the Bank are retained and serviced by it, although the Bank may consider selling a portion of its residential loan originations in the future.

         The Bank currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. The Bank also offers a fixed rate seven year balloon product with a 30 year amortization schedule which is due in seven years but which, under certain circumstances, may be converted into a fully amortizing fixed rate loan for an additional term of up to 23 years. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. As of December 31, 1997, the Bank had $8.17 million of fixed rate loans (most of which were seven year balloon loans) with original terms of less than 10 years, $23.72 million of fixed rate loans with original terms of 10-15 years and $18.78 million of fixed rate loans with original terms of more than 15 years. See "--Originations, Purchases and Sales and Loans and Mortgage-Backed Securities."

         The Bank also offers ARMs which carry interest rates which adjust annually at a margin (generally 250 basis points) over the yield on the One Year Average Monthly U.S. Treasury Constant Maturity Index ("one year CMT"). Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for up to 200 basis point annual interest rate change cap and a lifetime cap generally 600 basis points over the initial rate. Initial interest rates offered on the Bank's ARMs may be approximately 100 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate. As a result, the risk of default on these loans may increase as interest rates increase. The Bank also originates ARMs which carry interest rates which are fixed for an initial term of up to three years and subsequently adjust annually to a margin over the one-year CMT. The Bank's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and may be convertible into fixed-rate loans. At December 31, 1997, one- to four-family ARMs totaled $17.61 million or 22.94% of the Bank's total loan portfolio.

         Hemlock Federal will generally lend up to 90% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans. The loan-to-value ratio on non-owner occupied, one- to four-family loans is generally 80% of the lesser of the sales price or appraised value of the security property. Non-owner occupied one- to four-family loans may pose a greater risk to the Bank than traditional owner occupied one- to four-family loans. In underwriting one- to four-family residential real estate loans, the Bank currently evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios.

         Residential loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Although the Bank currently originates mortgage loans only for its portfolio, the Bank's loans are generally underwritten to permit their sale in the secondary market, except for loans with loan to value ratios below 75% which are underwritten for portfolio with a limited property evaluation rather than full appraisal.

         While the Bank seeks to originate most of its one- to four-family residential loans in amounts which are less than or equal to the applicable Federal Home Loan Mortgage Corporation maximum (currently $214,500), the Bank does, on an exception basis, make one- to four-family residential loans in amounts in excess of such maximum. The Bank's delinquency experience on such loans has been similar to its experience on its other residential loans.

         The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         Multi-family and Commercial Real Estate Lending. In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank from time to time originates permanent multi-family real estate loans secured by properties in its primary market area. The Bank made a strategic decision in the early 1990s to eliminate its commercial real estate lending program. At December 31, 1997, the Bank had multi-family loans totaling $4.95 million, or 6.45% of the Bank's total loan portfolio, and $209,000 in commercial real estate loans, representing .27% of the total loan portfolio.

         The Bank's permanent multi-family real estate loans generally carry a maximum term of 15 years and have fixed rates. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property. Appraisals on properties securing multi-family and commercial real estate loans are performed by an independent appraiser designated by the Bank at the time the loan is made. All appraisals on multi-family real estate loans are reviewed by the Bank's loan committee. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. The Bank obtains personal guarantees on these loans.

         At December 31, 1997, the Bank's largest commercial real estate or multi-family loan outstanding totaled $408,000 and was secured by a 12-unit apartment building in Chicago Ridge, Illinois.

         Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. While the Bank has experienced losses on several multi-family and commercial real estate loans in the past, as of December 31, 1997, there were no multi-family loans or commercial real estate loans delinquent 90 days or more.

         Consumer Lending. Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank originates a variety of different types of consumer loans, including home equity loans, automobile and deposit account loans for household and personal purposes. Due to the tax advantages to the borrower of home equity loans, the Bank has focused its recent consumer lending activities on home equity lending. At December 31, 1997 consumer loans totaled $3.33 million or 4.34% of total loans outstanding.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans are made at fixed interest rates, with terms of up to 10 years.

         The Bank's home equity loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 85% of the appraised value of the property or $50,000. These loans are written with fixed terms of up to 10 years and carry fixed interest rates. At December 31, 1997, the Bank's home equity loans totaled $2.74 million outstanding, or 3.57% of the Bank's total loan portfolio.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, my limit the amount which can be recovered on such loans.

Originations of Loans

         Real estate loans are originated by Hemlock Federal's staff through referrals from existing customers or real estate agents. In the early 1990s, the Bank determined to increase its one- to four-family residential loan marketing activities and to hire several commissioned loan underwriters. As a result, the Bank has experienced significant loan growth in recent years.

         The Bank's ability to originate loans is dependent upon customer demand for loans in its market and to a limited extent, various marketing efforts and its ability to hire commissioned loan officers. Demand is affected by both the local economy and the interest rate environment. See "- Market Area." Under current policy, all loans originated by Hemlock Federal are retained in the Bank's portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report attached hereto as Exhibit 13.

         In order to supplement loan originations, the Bank has acquired a substantial amount of mortgage-backed and other securities which are held, depending on the investment intent, in the "held-to-maturity" or "available-for-sale" portfolios. See "Investment Activities - Mortgage- Backed and Related Securities." In addition, depending on market conditions, the Bank may also consider the purchase of residential loans from other lenders, although it has not done so in the 1990s.

         As a result in large part of the Bank's relatively low loans to deposits ratios since the early 1980s, the Bank has not sold any loans in the secondary market for many years. In view of the apparent success of the Bank's recent loan origination efforts and the related increases in its loans to deposits ratio, the Bank may consider the sale of a portion of its residential loan originations in the future.

         The following table shows the loan origination and repayment activities of the Bank for the periods indicated.


                                                           Year Ended
                                                           December 31,
                                                --------------------------------
                                                  1997        1996        1995
                                                  ----        ----        ----
                                                          (In Thousands)
Originations by type:
Adjustable rate:
  Real estate - one- to four-family .........   $  1,852   $  2,569    $  1,042
              - multi-family ................        185         --          --
                                                --------   --------    --------
      Total adjustable-rate .................      2,037      2,569       1,042
Fixed rate:
  Real estate - one- to four-family .........     12,782     11,439      10,670
              - multi-family ................      2,358        404         534
  Non-real estate - consumer ................      2,158      1,308       1,363
                                                --------   --------    --------
      Total fixed-rate ......................     17,298     13,151      12,567
                                                --------   --------    --------
      Total loans originated ................     19,335     15,720      13,609

Purchases;
  Real estate - one- to four-family .........     12,607         --          --
Principal repayments ........................     (9,449)    (7,385)     (5,943)
                                                --------   --------    --------
      Total reductions ......................     (9,449)    (7,385)     (5,943)
Increase (decrease) in other items, net .....        130        (31)        (93)
                                                --------   --------    --------
      Net increase ..........................   $ 22,623   $  8,304    $  7,573
                                                ========   ========    ========


Delinquencies and Non-Performing Assets

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. Generally, Bank personnel work with the delinquent borrower on a case by case basis to solve the delinquency. Generally, a late notice is sent on all delinquent loans followed by a phone call after the thirtieth day of delinquency. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent for 90 days, the Bank may institute appropriate action to foreclose on the property. After 120 days, foreclosure procedures are initiated. If foreclosed, the property is sold at public sale and may be purchased by the Bank.

         Real estate acquired by Hemlock Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or fair value less estimated selling costs. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized.

         Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1997. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue. Percentages are exclusive of mortgage-backed securities.



                                                   Real Estate
                             ---------------------------------------------------------
                                One- to four-family           Commercial/Multi-Family          Consumer and Other
                             ---------------------------    ---------------------------    --------------------------
                             Number    Amount    Percent    Number    Amount    Percent    Number    Amount    Percent
                             ------    ------    -------    ------    ------    -------    ------    ------    -------
                                                               (Dollars in Thousands)
Loans delinquent for:
December 31, 1997:
 30-59 days.................   --    $   --        --%        --     $  --        --%       --      $  --        --%
 60-89 days.................    3       132       .19         --                            --
 90 days and over...........    3       256       .38         --        --        --        --         --        --
                             ----     -----      ----       ----     ------     ----      ----      -----      ----
     Total..................    6     $ 388       .57%        --     $  --        --%       --      $  --        --%
                             ====     =====      ====       ====     ======     =====     ====      =====      ====


                                           Total
                             -------------------------------
                             Number      Amount      Percent
                             ------      ------      -------
Loans delinquent for:
December 31, 1997:
 30-59 days.................    --       $  --          --%
 60-89 days.................   3           132         .19
 90 days and over...........   3           256         .38
                             -----       -----         ----
     Total..................   6         $ 388         .57%
                             =====       =====         ====

         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as a loss, the institution charges off such amount against the loan loss allowance. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

         On the basis of management's review of its assets, at December 31, 1997, the Bank had classified a total of $284,000 of its loans and other assets as follows:


                                     December 31, 1997
                                     -----------------
                                       (In Thousands)
Special Mention......................   $    208
Substandard..........................         76
Doubtful.............................         --
Loss.................................         --
                                        --------
     Total...........................        284
                                        ========
General loss allowance...............        775
                                        ========
Specific loss allowance..............         --
                                        ========
Charge-offs..........................         --
                                        ========

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

                                                    December 31,
                                          --------------------------------
                                          1997          1996          1995
                                          ----          ----          ----
                                                (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ...............     $256         $     --      $110
  Multi-family ......................       --               --        --
  Commercial real estate ............       --               --        --
  Construction or development .......       --               --        --
  Consumer ..........................       --               --        --
                                          ----         --------      ----
       Total ........................      256               --       110

Accruing loans delinquent
 more than 90 days:
  One- to four-family ...............       --               --        --
  Multi-family ......................       --               --        --
  Commercial real estate ............       --               --        --
  Construction or development .......       --               --        --
  Consumer ..........................       --               --        --
                                          ----         --------      ----
       Total ........................       --               --        --

Foreclosed assets:
  One- to four-family ...............       --               --        --
  Multi-family ......................       --               --        --
  Commercial real estate ............       --               --        --
  Construction or development .......       --               --        --
  Consumer ..........................       --               --        --
                                          ----         --------      ----
       Total ........................       --               --        --
Renegotiated loans ..................       --               --       469(1)
                                          ----         --------      ----
Total non-performing assets .........     $256         $     --      $579
                                          ====         ========      ====
Total as a percentage of
   total assets .....................      .15%              --%     0.40%
                                          ====         ========      ====

----------

(1) Consisted of a 24% interest in a loan on a Comfort Inn located in Downers Grove, Illinois. The loan terms were renegotiated in 1994. The loan has been current since the renegotiation date.

         For the years ended December 31, 1997 and 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $19,713 and $0, respectively. The amounts that were included in interest income on such loans were $13,165 and $0 for the years ended December 31, 1997 and 1996, respectively.

         Management considers the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                     Year Ended December 31,
                                                  ----------------------------
                                                  1997       1996         1995
                                                  ----       ----         ----
                                                      (Dollars in Thousands)
Balance at beginning of period .............      $745      $ 600        $ 469
Charge-offs:
  One- to four-family ......................        --          5           --
  Multi-family .............................        --         --           --
  Commercial real estate ...................        --         --           --
  Consumer .................................        --         --            3
                                                  ----      -----        -----
                                                    --          5            3
                                                  ----      -----        -----
Recoveries:
  One- to four-family ......................        --         --           --
  Multi-family .............................        --         --           --
  Commercial real estate ...................        --         --           --
  Consumer .................................        --         --           --
                                                  ----      -----        -----
                                                    --         --           --
                                                  ----      -----        -----
Net charge-offs ............................        --         (5)          (3)
Additions charged to operations ............        30        150          134
                                                  ----      -----        -----
Balance at end of period ...................      $775      $ 745        $ 600
                                                  ====      =====        =====
Ratio of net charge-offs
 (recoveries) during the
 period to average loans
 outstanding during the
 period ....................................        --%      0.01%        0.01%
                                                  ====      =====        =====

Ratio of net charge-offs
 (recoveries) during the
 period to average
 non-performing assets .....................        --%      3.52%        2.70%
                                                  ====      =====         ====

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                    December 31,
                         -------------------------------------------------------------------------------------------------
                                       1997                             1996                             1995
                         -------------------------------   ------------------------------   ------------------------------
                                                 Percent                          Percent                          Percent
                                                of loans                         of loans                         of loans
                           Amount      Loan      in Each    Amount      Loan      in Each    Amount      Loan      in Each
                           of loan    Amounts   Category    of loan    Amounts   Category    of loan    Amounts   Category
                            loss        by      of Total     loss        by      of Total     loss        by      of Total
                          Allowance  Category     Loans    Allowance  Category     Loans    Allowance  Category     Loans
                          ---------  --------     -----    ---------  --------     -----    ---------  --------     -----
                                                                          (In Thousands)
One- to four-family.....   $341      $68,283     88.94%      $242      $48,339    89.05%      $195    $39,089      85.08%
Multi-family............    149        4,951      6.45         83        2,783     5.13        102      3,386       7.37
Commercial real estate..     11          209       .27         29          573     1.06         55      1,101       2.40
Construction or              --           --        --         --           --       --         --        ---         --
 development............
Consumer................     18        3,329      4.34         13        2,584     4.76         12      2,368       5.15
Unallocated.............    256           --        --        378           --       --        236        ---         --
                          -----      -------    ------       ----      -------   -------      ----    -------     ------
     Total..............   $775      $76,772    100.00%      $745      $54,279   100.00%      $600    $45,944     100.00%
                           ====      =======    ======       ====      =======   ======       ====    =======     ======


                                 December 31,
                        -------------------------------
                                                Percent
                                               of loans
                          Amount      Loan      in Each
                          of loan    Amounts   Category
                           loss        by      of Total
                         Allowance  Category     Loans
                         ---------  --------     -----
                                  (In Thousands)
One- to four-family.....   $ 62     $30,792      80.45%
Multi-family............     37       3,742       9.78
Commercial real estate..     47       1,566       4.09
Construction or              --          --         --
 development............
Consumer................      5       2,178       5.68
Unallocated.............    318          --         --
                           ----     -------     ------
     Total..............   $469     $38,278     100.00%
                           ====     =======     ======

         The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in its entire loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends, adverse situations that may affect the borrower's ability to repay, prevailing and projected economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, net realizable values, the current and prospective loan portfolio and current economic conditions are considered.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Investment Activities

         General. Hemlock Federal must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.
Historically, Hemlock Federal has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1997, Hemlock Federal's liquidity ratio for regulatory purposes was 18.86%.

         Generally, the investment policy of Hemlock Federal is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. Prior to December 31, 1993, the Bank recorded its investments in its investment securities portfolio at the lower of cost or current market value if held for sale or at amortized cost if held for investment. Unrealized declines in the market value of securities held to maturity were not reflected in the financial statements; however, unrealized losses in the market value of securities held for sale were recorded as a charge to current earnings. Effective December 31, 1993, Hemlock Federal adopted SFAS
115. As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that Hemlock Federal has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At December 31, 1997, Hemlock Federal had no securities which were classified as trading and $31.68 million of mortgage-backed and related securities and $14.74 million of other securities classified as held-to-maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At December 31, 1997, $29.98 million of mortgage-backed and related securities and $4.7 million of other securities were classified as available-for-sale.

         Mortgage-Backed and Related Securities. In order to supplement its lending activities and achieve its asset liability management goals, the Bank invests in mortgage-backed and related securities. As of December 31, 1997, all of the mortgage-backed and related securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AAA" by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

         Consistent with its asset/liability management strategy, at December 31, 1997, $42.71 million, or 69.89% of Hemlock Federal's mortgage-backed and related securities had adjustable or floating interest rates. In addition, as discussed below, as of the same date, the Bank had $8.78 million of fixed rate collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs") with anticipated average lives of five years or less.

         The Bank's CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO or REMIC. Although a significant proportion of the Bank's CMOs and REMICs are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs and REMICs is subject to change.

         The Bank invests in CMOs and REMICs as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that CMOs and REMICs represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Bank has from time to time concluded that short and intermediate duration CMOs and REMICs (five year or less average life) often represent a better combination of rate and duration than adjustable rate mortgage-backed securities.

         To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Bank to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in low-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets available-for-sale. At December 31, 1997, none of the Bank's mortgage-backed securities were classified as "high-risk."

         The  following   table  sets  forth  the   composition  of  the  Bank's
mortgage-backed securities at the dates indicated.


                                                                         December 31,
                                         ------------------------------------------------------------------------------------
                                                      1997                        1996                         1995
                                         -------------------------     ------------------------    --------------------------
                                         Carrying            % of      Carrying           % of      Carrying            % of
                                           Value             Total       Value            Total       Value             Total
                                           -----             -----       -----            -----       -----             -----
                                                                         (Dollars in Thousands)
Mortgage-backed securities
 held-to- maturity:
  GNMA............................        $ 4,328             7.02%     $ 3,058            4.81%     $ 3,810             5.54%
  FNMA............................         11,977            19.42       13,916           21.89       17,592            25.60
  FHLMC...........................          7,773            12.61       10,094           15.88       12,954            18.85
  CMOs............................          7,605            12.33        2,469            3.88        8,750            12.73
                                         --------           ------     --------           -----     --------           ------
                                           31,683            51.38       29,537           46.46       43,106            62.72
Mortgage-backed securities
 available-for- sale:
  GNMA............................             --               --           --              --           --               --
  FNMA............................          7,777            12.61       12,821           20.17        6,050             8.80
  FHLMC...........................          5,347             8.67        7,742           12.17        7,415            10.79
  CMOs............................         16,859            27.34       13,478           21.20       12,155            17.69
                                         --------           ------      -------          ------     --------           ------
                                           29,983            48.62       34,041           53.54       25,620            37.28
                                         --------           ------      -------          ------     --------           ------

Total mortgage-backed
 securities.......................       $ 61,666           100.00%    $ 63,578          100.00%    $ 68,726           100.00%
                                         ========           ======     ========          ======     ========           ======

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 1997.


                                                                                                                     December 31,
                                                                       Due in                                            1997
                                             -------------------------------------------------------------------  ------------------
                                             6 Months   6 Months   1 to    3 to 5    5 to 10   10 to 20  Over 20  Amortized Carrying
                                             or Less   to 1 Year  3 Years   Years      Years     Years    Years     Cost      Value
                                             -------   ---------  -------   -----      -----     -----    -----     ----      -----
                                                                      (In Thousands)
Federal Home Loan
 Mortgage Corporation ....................   $    --   $    --   $    84   $    81   $ 2,495   $ 6,439   $ 3,838   $12,937   $13,120
Federal National Mortgage
 Association .............................       150        --       194       448       157     7,999    10,517    19,465    19,754
Government National
 Mortgage Association ....................        --        --        23        97       248     1,161     2,799     4,328     4,328
CMOs .....................................        --        --       149       127     3,992     3,289    16,828    24,385    24,464
                                             -------   -------   -------   -------   -------   -------   -------   -------   -------
     Total ...............................   $   150   $    --   $   450   $   753   $ 6,892   $18,888   $33,982   $61,115   $61,666
                                             =======   =======   =======   =======   =======   =======   =======   =======   =======

Weighted average yield ...................      9.00        --      8.65      8.89      7.03      7.82      6.62      7.09      7.02

         As of December 31, 1997, the Bank did not have any mortgage-backed securities in excess of 10% of retained earnings except for FNMA, FHLMC and GNMA issues, amounting to $19.75 million, $13.12 million and $4.33 million, respectively.

         The market values of a portion of the Bank's mortgage-backed securities held-to-maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns.

         The following table shows mortgage-backed securities purchase, sale and repayment activities of the Bank for the periods indicated.



                                                           Year Ended
                                                          December 31,
                                              ---------------------------------
                                               1997         1996           1995
                                               ----         ----           ----
                                                        (In Thousands)
Purchases:
  Adjustable-rate .......................    $  3,561     $ 11,960     $  9,103
  Fixed-rate ............................          --           --           --
  CMOs ..................................      14,179       10,075       11,350
                                             --------     --------     --------
         Total purchases ................      17,740       22,035       20,453

Sales:
  Adjustable-rate .......................          --          979           --
  Fixed-rate ............................          --           --          575
  CMOs ..................................          --        3,754        3,071
                                             --------     --------     --------
          Total sales ...................          --        4,733        3,646

  Principal repayments ..................     (19,865)     (22,112)     (22,440)
  Discount/premium net change ...........         (91)        (230)        (564)
  Fair value net change .................         304         (108)         639
                                             --------     --------     --------
         Net increase (decrease) ........    $ (1,912)    $ (5,148)    $ (5,558)
                                             ========     ========     ========

         As a result in part of competitive factors, the Bank's holdings of mortgage-backed securities are larger than its loans receivable. Since pass-through mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), and the Bank's CMOs and REMICs also carry lower yields (due to the implied federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans), in the event that the proportion of the Bank's assets consisting of mortgage-backed and related securities increases, the Bank's asset yields could be somewhat adversely affected. The Bank will evaluate mortgage-backed and related securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

         Securities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         In order to complement its lending and mortgage-backed securities investment activities and to increase its holding of short and medium term assets, the Bank invests in liquidity investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 1997, the Bank's securities portfolio totaled $18.35 million. At December 31, 1997, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's retained earnings, other than federal agency obligations.

         The following table sets forth the composition of the Bank's securities and other earning assets at the dates indicated.


                                                                                   December 31,
                                                    ----------------------------------------------------------------------------
                                                              1997                      1996                       1995
                                                    ---------------------      -------------------      ------------------------
                                                    Carrying        % of       Carrying      % of       Carrying           % of
                                                      Value         Total        Value       Total        Value            Total
                                                      -----         -----        -----       -----        -----            -----
                                                                                      (Dollars in Thousands)
Securities held-to-maturity:
  Federal agency obligations ..................      $14,735        80.29%      $   --          --          1,500          10.26%
Securities available-for sale:
  Federal agency obligations ..................        3,617        19.71        7,827       100.00        13,125          89.74
                                                     -------       ------       ------       ------       -------         ------
       Total securities .......................      $18,352       100.00%      $7,827       100.00%      $14,625         100.00%
                                                     =======       ======       ======       ======       =======         ======
Average remaining life of securities: .........      4 years                    1 year                    3 years
Other earning assets:
  Interest-earning deposits with banks ........      $12,169        85.34%     $15,639        90.45%      $10,158          87.90%
  FHLB stock ..................................          987         6.92          901         5.21           849           7.35
  FHLMC stock .................................        1,103         7.74          751         4.34           549           4.75
  Federal funds sold ..........................           --           --           --           --            --          --
                                                     -------       ------      -------       ------       -------         ------
        Total .................................      $14,259       100.00%     $17,291       100.00%      $11,556         100.00%
                                                     =======       ======      =======       ======       =======         ======


         The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.


                                                                         December 31, 1997
                             ---------------------------------------------------------------------------------------------------
                              Less Than         1 to 5          5 to 10            Over
                               1 Year           Years            Years           10 years                 Total Securities
                             ----------       ----------       ----------        ----------       ------------------------------
                             Book Value       Book Value       Book Value        Book Value       Book Value      Carrying Value
                             ----------       ----------       ----------        ----------       ----------      --------------
                                                                   (Dollars in Thousands)
Federal agency obligations.....$1,000           $10,516           $6,866            $  ---          $18,382           $18,352
                               ------           -------           ------            ------          -------           -------
Total investment securities....$1,000           $10,516           $6,866            $  ---          $18,382           $18,352
                               ------           -------           ------            ------          -------           -------
Weighted average yield......... 6.01%             5.32%            6.06%              ---%            5.64%             5.65%
                                =====             =====            =====             =====            =====             =====

Sources of Funds

         General. The Bank's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

         Deposits. Hemlock Federal offers deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, NOW, money market and various certificate accounts. The Bank relies primarily on competitive pricing and customer service to attract and retain these deposits. The Bank's customers may access their accounts through any of the Bank's three offices and two automated teller machines. In addition, the Bank's customers may access their accounts through CIRRUS, a nationwide ATM network. The Bank only solicits deposits in its market area and does not currently use brokers to obtain deposits.

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As a result, as customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows.

         The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. However, the Bank has found it difficult to increase its deposits on a cost effective basis as a result of intense competition in the communities in which it operates. In order to improve its deposit growth, the Bank has purchased land in Lemont, Illinois, a southwest suburb of Chicago. Construction of a full service branch office on this site commenced in November, 1997, and is expected to be completed in the second half of 1998.

         Management believes that the "core" portion of the Bank's regular savings, NOW and money market accounts can have a lower cost and be more resistant to interest rate changes than certificate accounts. These accounts decreased $5.39 million since December 31, 1993. The Bank intends to utilize customer service and marketing initiatives in an effort to maintain the volume of such deposits. However, there can be no assurance as to whether the Bank will be able to maintain or increase its core deposits in the future.

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                                          Year Ended
                                                         December 31,
                                       ----------------------------------------
                                          1997            1996          1995
                                          ----            ----          ----
                                                (Dollars In Thousands)
Opening balance ...................    $ 131,243      $ 130,741      $ 130,771
Deposits ..........................      271,622        207,748        210,667
Withdrawals .......................     (277,503)      (212,752)      (215,972)
Interest credited .................        5,596          5,506          5,275
                                       ---------      ---------      ---------
Ending balance ....................    $ 130,958      $ 131,243      $ 130,741
                                       =========      =========      =========
Net increase (decrease) ...........    $    (285)     $     502      $     (30)
                                       =========      =========      =========
Percent increase (decrease) .......        (0.22)%         0.38%         (0.02)%
                                       =========      =========      =========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.



                                                                             December 31,
                                            ----------------------------------------------------------------------
                                                   1997                      1996                     1995
                                            -------------------       ------------------       -------------------
                                                        Percent                  Percent                   Percent
                                            Amount     of Total       Amount    of Total       Amount     of Total
                                            ------     --------       ------    --------       ------     --------
                                                                        (Dollars in Thousands)
Transactions and Savings Deposits
Passbook Accounts 2.94%................    $44,891       34.28%       $47,174      35.94%       $46,053    35.23%
NOW Accounts 2.22%.....................     14,950       11.41         13,711      10.45         14,021    10.72
Money Market Accounts 3.20%............      5,091        3.89          5,463       4.16          5,999     4.59
                                        ----------      ------      ---------     ------      ---------   ------
Total Non-Certificates.................     64,932       49.58         66,348      50.55         66,073    50.54
Certificates:
0.00 - 3.99%...........................         --          --             --         --             --       --
4.00 - 5.99%...........................     57,588       43.98         56,735      43.23         54,033    41.33
6.00 - 7.99%...........................      8,438        6.44          8,160       6.22         10,635     8.13
                                        ----------      ------      ---------    -------      ---------  -------
Total Certificates.....................     66,026       50.42         64,895      49.45         64,668    49.46
                                         ---------      ------      ---------     ------      ---------   ------
Total Deposits.........................   $130,958      100.00%      $131,243     100.00%      $130,741   100.00%
                                          ========      ======       ========     ======       ========   ======


         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1997.


                                                                Maturity
                                           -------------------------------------------------
                                                          Over         Over
                                           3 Months      3 to 6       6 to 12        Over
                                            or Less      Months       Months       12 months        Total
                                            -------      ------       ------       ---------        -----
                                                                  (In Thousands)
Certificates of deposit less
 than $100,000.........................     $13,563     $13,873       $17,218       $16,240        $60,894
Certificates of deposit of
 $100,000 or more......................       1,718       1,131         1,249         1,034          5,132
                                           --------    --------      --------      --------       --------
Total certificates of deposit..........     $15,281     $15,004       $18,467       $17,274        $66,026
                                            =======     =======       =======       =======        =======


         Borrowings. Hemlock Federal's other available sources of funds include advances from the FHLB of Chicago and other borrowings. As a member of the FHLB of Chicago, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated. The Bank had no other outstanding borrowings during the periods shown


                                                          Year Ended
                                                         December 31,
                                           -------------------------------------
                                            1997            1996            1995
                                            ----            ----            ----
                                                    (Dollars In Thousands)
Maximum Balance:
  FHLB Advances ...................        $11,000        $ 1,500        $ 1,500
Average Balance:
  FHLB Advances ...................        $ 3,462        $ 1,500        $ 1,500


         The following table sets forth certain information as to the Bank's FHLBank advances at the dates indicated.


                                                     December 31,
                                       ---------------------------------------
                                           1997           1996            1995
                                           ----           ----            ----
                                                 (Dollars in Thousands)
FHLB advances ....................     $   11,000      $   1,500      $   1,500
                                       ----------      ---------      ---------
  Total borrowings ...............     $   11,000      $   1,500      $   1,500
                                       ==========      =========      =========
Weighted average interest
 rate during the period of
 FHLB advances ...................           5.86%          9.72%          9.72%
Weighted average interest
 rate at end of period of
 FHLB advances ...................           5.86%          9.72%          9.72%


Subsidiary and Other Activities

         As a federally chartered savings bank, Hemlock Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly. At December 31, 1997, Hemlock Federal did not have any subsidiaries.

                                   REGULATION

General

         Hemlock Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Hemlock Federal is subject to broad federal regulation and oversight extending to all its operations. Hemlock
Federal is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Hemlock Federal, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. Hemlock Federal is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of Hemlock Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Hemlock Federal.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Hemlock Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Hemlock Federal were as of September 1997 and February 1995, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Hemlock Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Hemlock Federal's OTS assessment for the fiscal year ended December 31, 1997 was $50,124.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Hemlock Federal and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease- and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of Hemlock Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Hemlock Federal is in compliance with the noted restrictions.

         Hemlock Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, Hemlock Federal's lending limit under this restriction was $4.42 million. Hemlock Federal is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

Insurance of Accounts and Regulation by the FDIC

         Hemlock Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of

1.25% of SAIF-insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attains its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $840,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the year ended December 31, 1996. As a result of the special assessment, the Bank's deposit insurance premiums were reduced to $71,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as Hemlock Federal. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions are uncertain at this time, but are expected to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

Regulatory Capital Requirements

         Federally insured savings associations, such as Hemlock Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual Hemlock Federal stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1997, Hemlock Federal did not have any intangible assets recorded as assets on its financial statements.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. All subsidiaries of Hemlock Federal are includable subsidiaries.

         At December 31, 1997, Hemlock Federal had tangible capital of $20.70 million, or 12.3% of adjusted total assets, which is approximately $18.19 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1997, Hemlock Federal had no intangibles which were subject to these tests.

         At December 31, 1997, Hemlock Federal had core capital equal to $20.70 million, or 12.3% of adjusted total assets, which is $15.68 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, Hemlock Federal had $770,000 of general loss reserves and $0 of capital instruments that qualify as supplementary capital, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Hemlock Federal had no such exclusions from capital and assets at December 31, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1997, Hemlock Federal had total capital of $21.47 million (including $20.70 million in core capital and $770,000 in qualifying supplementary capital) and risk-weighted assets of $61.59 million; or total capital of 34.85% of risk-weighted assets. This amount was $16.54 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association"

(generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on Hemlock Federal may have a substantial adverse effect on Hemlock Federal's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as Hemlock Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Hemlock Federal may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association that is a subsidiary of a holding company may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations, including Hemlock Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Hemlock Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1997, Hemlock Federal was in compliance with both requirements, with an overall liquid asset ratio of 18.86% and a short-term liquid assets ratio of 18.15%.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether investment, sale or trading) with appropriate documentation.
Hemlock Federal is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

         All savings associations, including Hemlock Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either such test such assets primarily consist of residential housing related loans and investments. At December 31, 1997, Hemlock Federal met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Hemlock Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Hemlock Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Hemlock Federal may be required to devote additional funds for investment and lending in its local community. Hemlock Federal was examined for CRA compliance in March 1997 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Hemlock Federal include the Holding Company and any company which is under common control with Hemlock Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Hemlock Federal's subsidiaries are not deemed affiliates;
however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the

OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than Hemlock Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If Hemlock Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, Hemlock Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         Hemlock Federal is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Hemlock Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1997, Hemlock Federal had $987,000 in FHLB stock, which was in compliance with this requirement. In past years, Hemlock Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.75% and were 6.81% for calendar year 1997.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Hemlock Federal's FHLB stock may result in a corresponding reduction in Hemlock Federal's capital.

         For the year ended December 31, 1997, dividends paid by the FHLB of Chicago to Hemlock Federal totaled $64,000, which constitute a $5,000 increase from the amount of dividends received in calendar year 1996. The $48,000 dividend received for the year ended December 31, 1997, reflects an annualized rate of 6.83%.

Federal and State Taxation

         Savings associations such as Hemlock Federal, are permitted to establish reserves using an experience method for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

         In addition to the regular income tax, corporations, including savings associations such as Hemlock Federal, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. The Bank does not expect to be subject to the alternative minimum tax.

         To the extent earnings appropriated to a savings association's bad debt reserves exceed the allowable amount of such reserves computed under the experience method ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, Hemlock Federal's Excess for tax purposes totaled approximately $3.1 million.

         The Company and Hemlock Federal file separate federal and state income tax returns on a calendar basis, using the accrual method of accounting.

         The Company and Hemlock Federal have not been audited by the IRS with respect to federal income tax returns in the past five years. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Company) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company and its subsidiaries.

         Illinois Taxation. For Illinois income tax purposes, the Company and Hemlock Federal are taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations).

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

         Hemlock Federal faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions, mortgage bankers and other savings institutions, which also make loans secured by real estate located in the Bank's market area. Hemlock Federal competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Competition for those deposits is principally from commercial banks, credit unions, mutual funds, securities firms and other savings institutions located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering competitive rates, convenient business hours and a customer oriented staff.

Executive Officers Of the Registrant Who Are Not Directors

         The following information as to the business experience during the last five years is supplied with respect to executive officers of the Bank who do not serve on the Company's or the Bank's Board of Directors.

         Jean M. Thornton. Ms. Thornton, age 37, is currently serving as Vice-President, Controller/Treasurer. She has worked at the Bank since 1991 as Chief Accountant, and as Treasurer since 1994.

Employees

         At December 31, 1997, the Bank had a total of 47 employees including 3 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Item 2.  Properties

         The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1997. At December 31, 1997, the Bank's premises had an aggregate net book value of approximately $2.51 million.


                                  Year       Owned or      Net Book Value at
        Location                Acquired      Leased       December 31, 1997
---------------------------     --------    ----------     -----------------
                                                            (In Thousands)

Main Office:
------------
5700 West 159th Street            1974          Owned              $537
Oak Forest, Illinois  60452


Full Service Branches:
----------------------
8855 South Ridgeland Ave.         1975         Leased(1)            178
Oak Lawn, Illinois  60453

4646 South Damen Avenue           1990         Leased(2)             --
Chicago, Illinois   60609

15730 West 127th Street           1997          Owned(3)            969
Lemont, Illinois 60439

------------

(1) The land on which the Oak Lawn branch is built is leased. Under the terms of the lease, upon the expiration of the lease in 2005, title to the building housing the branch which is currently held by the Bank, will pass to the landlord.

(2)  The lease is  currently  in the process of  renegotiation.

(3)  Consists of purchase of land. Building to be constructed in 1998.

         The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company.

         The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1997 was approximately $15,000.

Item 3.  Legal Proceedings

         From time to time, Hemlock Federal is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's and Hemlock Federal's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Page 48 of the Annual Report is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 5 through 16 of the Annual Report is herein incorporated by reference.

Item 7.  Financial Statements

         (a) Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.


Annual Report Section                                    Pages in Annual Report
---------------------                                    ----------------------
Common Stock and Related Information                               48

Selected Financial and Other Data                                   3

Management's Discussion and Analysis                                5
 of Financial Condition and Results
 of Operations

Independent Auditors' Report                                       21

Consolidated Statements of Financial                               22
  Condition as of December 31, 1997 and 1996

Consolidated Statements of Income                                  23

Consolidated Statements of Changes                                 24
 in Stockholders' Equity for Years Ended
 December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows                              25

Notes to Consolidated Financial                                    27
 Statements

         With the exception of the aforementioned information, the Corporation's Annual Report to Stockholders for the year ended December 31, 1997 is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


Item 9.  Directors, Executive Officers Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

         (a)  Exhibits



                                                                                    Reference to
 Regulation                                                                       Prior filing or
S-K Exhibit                                                                       Exhibit Number
  Number                            Document                                      Attached Hereto
  ------                            --------                                      ---------------
2         Plan of acquisition, reorganization, arrangement, liquidation or
           succession ............................................................       None
3(i)      Articles of Incorporation ..............................................        *
3(ii)     By-Laws ................................................................        *
4         Instruments defining the rights of security holders, including
           debentures ............................................................        *
9         Voting Trust Agreement .................................................       None
10        Material contracts:
          (i)         Stock Option and Incentive Plan ............................        *
          (ii)        Recognition and Retention Plan .............................        *
          (iii)       Employment Agreement with Executive Officers ...............        *
11        Statement re: computation of per share earnings ........................       None
13        Annual Report ..........................................................        13
16        Letter re: change in certifying accountants ............................       None
21        Subsidiaries of Registrant .............................................        21
22        Published report regarding matters submitted to vote of
           security holders ......................................................       None
23        Consent of Experts and Counsel .........................................   Not required
24        Power of attorney ......................................................   Not required
27        Financial Data Schedule ................................................        27
28        Information from reports furnished to state insurance
           regulatory authorities ................................................       None
99        Additional Exhibits ....................................................       None


----------------

* Filed as exhibit to the Company's Form S-1 registration statement filed on December 27, 1996 (File No. 333-18895) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                  Exhibit Index


Exhibit
  No.                      Document
  ---                      --------
  13                Annual Report
  21                Subsidiaries of Registrant
  27                Financial Data Schedule