Form 10QSB
period 1998-03-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 1998-05-15
CIK 1029654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549






                                   FORM 10-QSB
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          March 31, 1998

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

        Class                                   Outstanding at April 3, 1998
Common Stock, par value $.01                       2,007,349 shares
                                                    --------

                         HEMLOCK FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY




                                      INDEX






Part I.  Financial Information

 Item 1.    Financial Statements

  Condensed Consolidated Statements of Condition as of March 31, 1998
    and December 31, 1997..................................................   3

  Condensed Consolidated Statements of Income for the three months
    ended March 31, 1998 and 1997..........................................   4

  Condensed Consolidated Statements of Cash Flows for the three
    months ended March 31, 1998 and 1997...................................   5

  Condensed Consolidated Statements of Changes in Stockholders' Equity
    for the three months ended March 31, 1998 and 1997.....................   7

  Notes to the Condensed Consolidated Financial Statements as of
    March 31, 1998.........................................................   9

 Item 2.    Management's Discussion and Analysis of the Financial Condition
   and Results of Operation................................................  11

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk..... 17

Part II. Other Information...................................................19

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
-------------------------------------------------------------------------------


                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)

-------------------------------------------------------------------------------

                                                       March 31,   December 31,
ASSETS                                                    1998          1997
                                                          ----          ----

Cash on hand and due from banks                        $13,398          $14,883

Securities available-for-sale, at fair value            35,578           34,703
Securities held-to-maturity (fair value:                55,087           46,418

  1998 - $56,024, 1997 - $47,418)

Loans Receivable, net                                   81,658           76,159

Property, plant and equipment, net                       2,281            2,099
FHLB Stock, at cost                                       1200              987
Accrued interest and other assets                        1,821            1,434
                                                   ------------      ----------
Total Assets                                         $ 191,023        $ 176,683
                                                     ==========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                             $ 133,264        $ 130,958
FHLB advances                                                            11,000
                                                        24,000
Advances from borrowers for taxes and insurance
                                                           538              804
Accrued interest and other liabilities                                    3,494
                                                         2,291
                                                   ----------------  ----------
Total Liabilities                                      160,093          146,256

Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares
  authorized; 2,076,325 shares issued                       21               21
Surplus                                                 20,143           20,105
Unearned ESOP, 145,342 shares                          (1,453)            (1495)

Unearned stock awards                                  (1,317)            (1382)

Retained earnings                                       12,463           12,203
Accumulated other comprehensive income                   1,073              975
                                                   ----------------  ----------
Total Stockholders' Equity                              30,930           30,427

                                                   ----------------  ----------
Total Liabilities and Stockholders'  Equity          $ 191,023        $ 176,683
                                                    ==========         ========

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                                      March 31,
                                             1998                1997
Interest and Dividend Income
Loans                                  $    1,473              $1,066
Investment securities                       1,386               1,218
Interest bearing deposits                     246                 280
                                      ------------       ------------
Total interest
Income                                      3,105               2,564
Interest expense
Deposits                                    1,348               1,416
FHLB advances                                 263                  36
                                      ------------       ------------
Total Interest Expense                      1,611               1,452

Net interest income                         1,494               1,112
Provision for loan losses                       0                   0
                                      ------------       ------------
Net interest income after
 provision for loan losses                 1,494               1,112

Non-interest income
Service fees                                 138                  50
Other income                                  29                  59
                                     ------------       ------------
Total Non-interest Income                    167                 109

Non-interest expenses
Salaries and employee benefits               535                 390
Occupancy and equipment expense              143                 156
Computer service fees                         64                  67
Foundation contribution                        0               1,000
Other expenses                               260                 146
                                     ------------       ------------
Total Non-interest
Expense                                    1,002               1,759
                                     ------------       ------------
Income before income taxes                   659               (538)
Provision for income taxes                   255               (179)
                                     ------------       ------------
Net income/(loss)                     $      404              $(359)
                                        =========          =========
Earnings per share - Basic            $     0.21                N/A
                                        =========          =========
Earnings per share - Diluted          $    0.21                 N/A
                                        =========          =========

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                        March 31,      March 31,
                                                         1998             1997
Cash flows from operating activities
Net income/(loss)                                      $   404          $  (359)
Adjustments to reconcile net income to net
  cash from operating activities
      Provision for depreciation                            27               25
     Net amortization of investment security
       premiums/discounts                                   61               81
     Change in deferred loan fees                         (25)             (13)
     Loss on sale of securities                              0                2
     Provision for loan losses                               0                0
    Change in accrued interest receivable
       and other assets                                  (387)              321
     Change in accrued interest payable and
        other liabilities                              (1,266)              965
   Stock Awards Expense                                     65                0
    ESOP compensation                                       80                0
                                                      ---------       ----------
Net cash provided by operating activities              (1,041)            1,022

Cash flows from investing activities
Purchase of securities available-for-sale              (3,181)          (6,000)
Proceeds from sales of securities available for sale         0              596
Principal payments of mortgage-backed
   securities and collateralized mortgage obligations    8,972            4,731
Proceeds from maturities and calls of securities         2,450            2,800
Purchase of FHLB stock                                   (213)                0
Net increase in loans                                  (5,474)             (34)
Purchases of securities held-to-maturity              (17,684)          (9,821)
Purchases of building and equipment, net                 (209)                0
                                                      ---------       ----------
Net cash used in investing activities                 (15,339)          (7,728)

Cash flows from financing activities
Net increase (decrease) in deposits                      2,306            (549)
Decrease in advance payments by borrowers
  for taxes and insurance                                (266)            (273)
Issuance of Common Stock                                     0           18,346
Borrowing of FHLB Advances                              13,000                0
Dividends Paid                                           (145)                0
                                                      ---------       ----------
Net cash provided by financing activities               14,895           17,524

Net increase (decrease) in cash and cash equivalents   (1,485)           10,818

Cash and cash equivalents at beginning of period        14,883           17,410

                                                      ---------       ---------
Cash and cash equivalents at end of period            $ 13,398        $  28,228
Supplemental disclosure of cash flow information      ========        =========

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


Interest                       $ 1,567           $      1,459

Income taxes
                                    72                   (260)



                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    For Three Months Ended March 31, 1998 and
                     1997 (In thousands, except share data)


                                                                   Accumulated
                                                                   Other
                                  Common               Retained    Comprehensive
                                  Stock      Surplus   Earnings    Income        ESOP

Balance at December 31, 1996      $    -     $     -    $11,508    $    607      $      -
Issuance of Common Stock              21      19,986          -           -        (1,661)

Net loss for three months
 ended March 31, 1997                  -           -      (359)           -             -

Change in unrealized gain on
 securities available for sale         -           -          -         (26)            -
                                  -------    -------    -------    ---------      --------
Balance at March 31,  1997        $   21     $19,986    $11,149     $   581       $ (1,661)
                                  =======    =======    =======    ========       =========

Balance at December 31, 1997      $   21     $20,105    $12,203     $   975       $ (1,495)

Net income for three months
 ended March 31, 1998                  -           -        404           -             -

ESOP shares earned                     -          38          -           -            42

Stock award earned                     -           -          -           -             -

Change in unrealized gain on
 securities available for sale         -           -          -          98             -

Dividends Paid                         -           -      (145)           -             -

Balance at March 31, 1998         $   21     $20,143     $12,463     $1,073       $ (1,453)
                                  ======     ========    =======    =======       ========

                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    For Three Months Ended March 31, 1998 and
                     1997 (In thousands, except share data)

-------------------------------------------------------------------------------



                                                  Total
                                   Unearned       Unearned
                                   Stock          Stockholder    Comprehensive
                                   Awards         Equity         Income (Loss)

Balance at December 31, 1996       $    -         $12,115

Issuance of Common Stock                           18,346

Net income for three months
 ended March 31, 1997                                (359)             (359)

Change in unrealized gain on
 securities available for sale          -             (26)              (26)
                                    -------      ---------          -------

Balance at March 31,  1997         $             $30,076              $(385)
                                   ========      ========             ======

Balance at December 31, 1997      $ (1,382)      $30,427

Net income for three months
 ended March 31, 1998                   -            404                404

ESOP shares earned                                    80

Stock awards earned                    65             65

Change in unrealized gain on
 securities available for sale          -             98                 98

Dividends Paid                          -           (145)                 -
                                  --------       --------             --------

Balance at March 31, 1998         $(1,317)       $30,930               $502
                                  ========       ========              =====


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

--------------------------------------------------------------------------------

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a one thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of March 31, 1998 and December 31, 1997, and the results of its consolidated operations, for the three month period ended March 31, 1998, and its consolidated cash flows and changes in stockholders' equity for the three month period ended March 31, 1998. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3

The Bank had the following contractual amounts of financial instruments outstanding at March 31, 1998 (in 000's):

   Commitments to originate loans                       $  5,239
   Standby letters of credit                                   0

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

NOTE 4

A reconciliation of the numerators and denominators for earnings per common share computations for the quarter ended March 31, 1998 is presented below.



 Basic earnings per share
      Net income available to common stockholders      $  404
                                                       ======

   Weighted average common shares outstanding           1,896

        Basic earnings per share                       $  .21
                                                       ======


The Corporation's outstanding stock options were not considered in the computations of earnings per common share - assuming dilution because the effects of assumed exercise would have been antidilutive. In addition, the Corporation's outstanding performance-based stock awards granted in 1997 were not considered in the computations of earnings per common share - assuming dilution because the performance conditions for such awards had not been attained as of March 31, 1998. In future years, outstanding stock options may be exercised which would increase the weighted average common shares outstanding and, thereby, dilute earnings per common share. In addition, if the average common stock price were to exceed the exercise price of outstanding options in a future year or if the performance conditions specified under the performance-based stock award plan were to be met by the end of a future year, the assumed exercise of the options and/or the assumed issuance of the performance awards may have a dilutive effect on earnings per common share for that future year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1998

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at March 31, 1998 and the consolidated results of operations for the three months ending March 31, 1998, compared to the same period in 1997. For the purposes of this Form 10-Q, the results of operations in 1997 presented herein are for the Bank as a predecessor entity to the Corporation, since the initial public offering was not completed until March 31, 1997. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.


Results of Operations

Consolidated net income of the Corporation for the first quarter of 1998 totaled $404,000, compared to a loss of ($359,000), earned for the first quarter of 1997, an increase of $763,000. The primary factor that led to the increase in net income for the first quarter of 1998 was the establishment of a $1.00 million accrual to fund the Hemlock Federal Foundation, which took place during the first quarter of 1997. In addition, the investment of net proceeds from the initial public offering into interest earning assets resulted in an increase in net interest income.

 Net Interest Income

Net interest income increased $382,000, to $1.49 million for the three month period ended March 31, 1998, compared to $1.11 million for the same period in 1997. Interest income increased $541,000, from $2.56 million as of March 31, 1997, to $3.10 as of March 31, 1998. This increase is due primarily to an increase in securities and loans as the net proceeds from the initial public offering were invested in interest earning assets. Interest expense increased $159,000, from $1.11 million as of March 31, 1997, to $1.49 million as of March 31, 1998. This increase is attributable to an increase in FHLB advances.

Provision for Loan Losses

The Bank's allowance for loan losses was $775,000 as of March 31, 1998. The allowance was equal to .94% of total loans as of March 31, 1998. The bank had non-performing assets totaling $312,000 as of March 31, 1998. Management believes the existing level of reserves is adequate, given current economic conditions as well as loss experience and credit demand. No provision for loan losses were made for the quarters ended March 31, 1998 or March 31, 1997.

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income totaled $167,000 for the three month period ended March 31, 1998, as compared to $109,000 for the same period one year ago. The $58,000 increase is due primarily to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1998

an increase in fees associated with loan originations, as well as additional fee income received on ATM transactions.

Non-interest expense for the three months ended March 31, 1998 decreased from $1.76 million for the three month period ended March 31, 1997 to $1.00 million for the three month period ended


March 31, 1998. This decrease was due to the establishment of a $1.00 million accrual to fund the Hemlock Federal Foundation, which took place during the first quarter of 1997. This decrease was partially offset by a $145,000 increase in compensation expense associated with the ESOP and RRP benefit plans. In addition, other expenses increased $114,000, attributable to expenses associated with operating as a public entity. Excluding the impact of the foundation accrual, non interest expense for the first quarter of 1997 would have been $759,000.

Provision for Income Taxes

The Bank's federal and state income tax expense increased from a benefit of $179,000 for the three month period ended March 31, 1997 to $255,000 for the three month period ended March 31, 1998. The $434,000 increase in income tax was the result of the increase in net income before income taxes.

Financial Condition

Consolidated total assets increased to $191.02 million as of March 31, 1998, from $176.68 million as of December 31, 1997, an increase in total assets of $14.34 million, or 8.12%. Loans receivable increased to $81.66 million as of March 31, 1998 from $76.16 million as of December 31, 1997, due to an increase in loan originations. In addition, securities held to maturity increased to $55.09 as of March 31, 1998, from $46.42 million as of December 31, 1997. The $8.67 million increase is primarily attributable to the reinvestment of FHLB advances.

Total liabilities increased to $160.09 million as of March 31, 1998, from $146.26 million as of December 31, 1997. The $13.84 million increase in liabilities is due primarily to a $13 million increase in FHLB borrowings, which grew to $24 million as of March 31, 1998, from $11 million as of December 31, 1997. Total deposits increased to $133.26 million as of March 31, 1998 from $130.96 million as of December 31, 1997, an increase of $2.30 million, or 1.76%.

Shareholders' equity increased to $30.93 million as of March 31, 1998 from $30.43 million as of December 31, 1997. During the first quarter of 1998, 68,980 shares of the Corporation's common stock were purchased in the open market for the purpose of funding the Recognition and Retention Plan.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1998

Capital Resources and Commitments

The Bank is subject to three capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 1998 and December 31, 1997.

                                      Regulatory               Actual
                                     Requirement      3/31/98         12/31/97

         Core leverage capital          4.0%         11.57%           12.30%
         Risk-based capital             8.0%         33.20%           34.85%



The bank has begun construction on a full service branch facility in Lemont, Illinois, a southwest suburb of Chicago. The purchase price of the land was $975,000. The building and necessary equipment are estimated to cost $1.2 million. The branch is expected to be completed and open for business during the second half of 1998.


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

The Bank's regulatory liquidity ratio at March 31, 1998 was 19.44%, a portion of which includes interest-earning assets with terms of 5 years or less. This is primarily as a result of the reinvestment of the proceeds raised in the initial public offering into short-term securities. Loan commitments outstanding totaled $5.24 million at March 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1998


Impact of New Accounting Standards

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values.

SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1997, and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provision have been delayed by SFAS No. 127. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial condition of the Bank.

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

The Financial Accounting Standards Board (SFAS) issued Statement 130, which is effective for fiscal years beginning after December 15, 1997. This statement provides standards for reporting and display of comprehensive income and its components. The most common items of other comprehensive income include unrealized gains on investments in debt and equity securities, foreign currency items, and minimum pension liabilities. Disclosures required by SFAS 130 have been included in the financial statements for all periods presented.

The Financial Accounting Standards Board (SFAS) issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1998


enterprises report information about operating segments in annual financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management does not believe that the provisions of this statement are applicable to the Corporation, since substantially all of the Corporation's operations are banking services.

Year 2000

The Corporation has conducted a review of its computer systems to review the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. For example, programs that have time-sensitive software may recognize a date using "))" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Corporation presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Corporation's computer systems as so modified and converted. However, if such modifications and conversions are not complete in a timely manner, the Year 2000 problem may have a material impact on the operations of the Corporation.

Forward Looking Statements

When used in this Form 10-Q or future filings made by the Company with the Securities and Exchange Commission, in the Company" press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors - including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors - could affect the Bank's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Quantitative and Qualitative Disclosures About Market Risk

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Board of Directors reviews at least quarterly the Bank's interest rate risk position and profitability. The Board of Directors also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Bank's objectives in the most effective manner. In addition, the Board anticipates reviewing on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

 In managing its asset/liability mix, Hemlock Federal, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, at times places more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates.

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Pursuant to this regulation, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Savings institutions, however, with less than $300 million in assets and a total capital ratio in excess of 12%, will be exempt from this requirement unless the OTS determines otherwise. The OTS has postponed the implementation of the rule until further notice. Based upon its asset size and capital level at December 31, 1997, the Bank would qualify for an exemption from this rule; however, management believes that the Bank would not be required to make a deduction from capital if it were subject to this rule.

The following table sets forth, at December 31, 1997, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-400 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY


   Change in                        Ratio of NPV         Estimated Increase
   Interest           Estimated         to               (Decrease) in NPV
   Rates              NPV
  (Basis Points)      Amount        Total Assets       Amount        Percent

                             (Dollars in Thousands)


       +400         $19,037          11.68%          $(7,061)        (27)%

       +300          21,926           12.90           (4,674)         (18)

       +200          23,633           13.99           (2,467)          (9)

       +100          25,267           14.75             (833)          (3)

        ---          26,100           15.10               ---          ---

       -100          25,986           14.98             (114)          ---

       -200          26,010           14.92              (90)          ---

       -300          26,390           15.04               290            1

       -400          27,260           15.38             1,160            4


         Certain assumptions utilized in assessing the interest rate risk of thrift institutions were employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

While the above estimates are based on data provided as of December 31, 1997, management believes that the Bank's rate risk as of March 31, 1998 has not significantly changed from the level indicated in the above table.

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY

------------------------------------------------------------------------------



Part II    Other Information

Item 1.     Legal Proceedings
                None

Item 2.     Changes in Securities and Use of Proceeds
                 None

Item 3.     Defaults upon Senior Securities
                 None


Item 4.     Submission of Matters to a vote of Security Holders
                 None

Item 5.     Other Information
                None

Item 6.    Exhibits and Reports on Form 8-K.

      a.   Exhibits - 27 Financial Data Schedule
      b.     Reports on Form 8-K - none



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HEMLOCK FEDERAL FINANCIAL CORP.
                                 (Registrant)



                                   /s/ Maureen G. Partynski
                                 Maureen G. Partynski
                                 Chief Executive Officer
                                 November __, 1997

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY

------------------------------------------------------------------------------



                                    /s/ Michael R. Stevens
                                  Michael R. Stevens
                                  President
                                  November __, 1997



 .