Form 10QSB
period 1998-06-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 1998-08-14
CIK 1029654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549





                                   FORM 10-QSB


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          June 30, 1998

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

             Class                   Outstanding at August 7, 1998

Common Stock, par value $.01               1,889,476 shares

                         HEMLOCK FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY



                                      INDEX


Part I.  Financial Information

Item 1.    Financial Statements

 Condensed Consolidated Statements of Condition as of June 30, 1998
  and December 31, 1997...................................................... 3

 Condensed Consolidated Statements of Income for the three and six months ended June 30, 1998 and 1997............................................... 4

 Condensed Consolidated Statements of Cash Flows for the six
  months ended June 30, 1998 and 1997........................................ 5

 Condensed Consolidated Statements of Changes in Stockholders' Equity
  for the six months ended June 30, 1998 and 1997............................ 7

 Notes to the Condensed Consolidated Financial Statements as of
  June 30, 1998.............................................................. 9

Item 2.    Management's Discussion and Analysis of the Financial Condition
  and Results of Operation................................................... 11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....... 17

Part II. Other Information................................................... 19

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)

                                                      June 30,      December 31,
ASSETS                                                  1998            1997
                                                        ----            ----

Cash on hand and due from banks                      $13,132            $14,883

Securities available-for-sale, at fair value          34,062             34,703
Securities held-to-maturity (fair value:
  1998 - $49, 423  1997 - $47,418)                    48,516             46,418


Loans Receivable, net                                 91,022             76,159

Property, plant and equipment, net                     2,348              2,099
FHLB Stock, at cost                                    1,200                987
Accrued interest and other assets                      1,991              1,434
                                                   ---------         ----------
Total Assets                                       $ 192,271          $ 176,683
                                                  ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                           $ 136,020          $ 130,958
FHLB advances                                                            11,000
                                                      24,000
Advances from borrowers for taxes and insurance          994                804

Accrued interest and other liabilities                 2,148              3,494

                                                 -----------        -----------
Total Liabilities                                    163,162            146,256

Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares
  authorized; 2,076,325 shares issued                     21                 21
Surplus                                               20,176             20,105
Unearned ESOP,  shares                                (1,412)            (1,495)

Unearned stock awards                                 (1,251)            (1,382)

Retained earnings                                     12,711             12,203
Net unrealized gain on securities
  available-for-sale, net of tax                         972                975
Treasury Stock at cost 111,117 shares                 (2,108)                 0
                                                  ----------          ---------
Total Stockholders' Equity                            29,109             30,427
                                                  ----------          ---------
Total Liabilities and Stockholders'  Equity        $ 192,271           $176,683
                                                  ==========          =========

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (In thousands, except share data)


                                             Three months ended                 Six Months Ended
                                                  June 30,                           June 30,


                                              1998               1997          1998            1997
Interest and Dividend Income
Loans                                   $    1,622             $1,096       $ 3,095         $  2,166

Investment securities
                                             1,387              1,437         2,773            2,655
Interest bearing deposits
                                               232                279           478              559

                                          --------            -------       -------         --------
Total interest
Income                                       3,241              2,812         6,346            5,380

Interest expense
Deposits
                                             1,384              1,344         2,732            2,760
FHLB
advances                                       331                 36           594               73

                                          --------            -------       -------         --------
Total Interest
Expense                                      1,715              1,380         3,326            2,833

Net interest income
                                             1,526              1,432         3,020            2,547
Provision for loan losses                       21                  0            21                0

                                          --------            -------       -------         --------
Net interest income after provision for
Loan losses                                  1,505              1,432         2,999            2,547

Non-interest income
Service fees
                                               141                 55           279              105
Other income
                                                27                 75            56              130
Gain on Sale of Available For Sale              37                  0            37                0
Securities

                                          --------            -------       -------         --------
Total Non-interest
Income                                         205                130           372              235

Non-interest expenses
Salaries and employee benefits
                                               576                451         1,111              861
Occupancy and equipment expense
                                               145                156           288              312
Computer service fees
                                                54                 65           118              124
Foundation contribution                          0                  0             0             1000
Other expenses

                                               276                157           536              290



                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                    ------------       ------------        ------------       ------------
Total Non-interest
Expense                                   1,051                829                2,053            2,587

                                    ------------       ------------        ------------       ------------
Income before income taxes
                                            659                733                1,318              195

Provision for income taxes
                                            257                266                  512               87

                                    ------------       ------------        ------------       ------------
Net income
                                     $      402         $      467             $    806       $      108

                                      =========          =========            =========          =========
Earnings per share - Basic
                                     $     0.22         $     0.22             $   0.43       $     .024
                                      =========          =========            =========          =========
Earnings per share - Diluted
                                    $      0.22         $     0.22             $   0.43       $     .024
                                      =========          =========            =========          =========



                                                                       Six months ended

                                                                June 30,              June 30,
                                                                  1998                  1997
                                                                  ----                  ----
Cash flows from operating activities
Net income                                                    $    806                     $
                                                                                         108
Adjustments to reconcile net income to net
  cash from operating activities
      Provision for depreciation                                    54                    65
     Net amortization of investment security
       premiums/discounts                                          113                   132
     Change in deferred loan fees                                 (73)                  (40)
     Gain on sale of securities                                   (37)                     2
     Provision for loan losses                                      21                     0
    Change in accrued interest receivable
       and other assets                                          (557)                   173
     Change in accrued interest payable and
        other liabilities                                      (1,361)                   550
   Stock Awards Expense                                            130                     0
    ESOP compensation                                              155                    75
                                                            ----------            ----------
Net cash provided by operating activities                        (749)                 1,065

Cash flows from investing activities
Purchase of securities                                         (4,495)              (12,053)
available-for-sale
Proceeds from sales of securities available for sale                37                   596
Principal payments of mortgage-backed
   securities and collateralized mortgage obligations           26,760                 9,791
Proceeds from maturities and calls of securities                 2,450                 6,550
Purchase of FHLB stock                                           (213)                  (86)
Net increase in loans                                         (14,811)               (2,785)
Purchases of securities held-to-maturity                      (26,272)              (26,146)
Purchases of building and equipment, net                         (303)                   (4)
                                                                                         ---
                                                            -----------           -----------
Net cash used in investing activities                         (16,847)              (24,137)

Cash flows from financing activities
Net increase (decrease) in deposits                              5,062               (1,787)
Decrease in advance payments by borrowers
  for taxes and insurance                                          189                    72
Issuance of Common Stock                                             0                18,346
Treasury Stock Purchase                                         10,892                     0
Stock conversion expense                                             0                    30
Dividends Paid                                                   (298)                     0
                                                            -----------           -----------
Net cash provided by financing activities                       15,845                16,661

Net increase (decrease) in cash and cash equivalents           (1,751)               (6,412)

Cash and cash equivalents at beginning of period                28,281                17,410
                                                             ----------           ------------
Cash and cash equivalents at end of                        $    26,530              $ 10,999
period
                                                            ===========             =========


Supplemental disclosure of cash flow information
Cash paid during period for
Interest                                                     $   4,066            $    2,837

Income taxes                                                       588                   83


                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS EQUITY
                   FOR SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                        (In thousands except share data)

                                                                       Accumulated
                                                                          Other
                                       Common              Retained   Comprehensive    Unearned      Treasury
                                       Stock     Surplus   Earnings      Income         ESOP           Stock

Balance at December 31, 1996         $   -        $    -    $11,508      $   607       $    -             -

Issuance of Common Stock                 21        19,986        -             -       (1,661)            -

Net income for six months
 ended June 30, 1997                     -             -        108            -            -             -

ESOP shares earned                       -            20         -             -           55             -

Conversion Costs                         -            30         -             -            -             -

Change in unrealized
Gain on securities
Available for sale                       -             -         -           221            -             -
                                   --------       -------   -------     --------      --------       -------

Balance at June 30,  1997           $   21        $20,036   $11,616      $   828      $(1,606)        $   -
                                   ========       =======   =======     ========      ========       ======


Balance at December 31, 1997        $   21        $20,105   $12,203      $   975      $(1,495)           -

Net income for six months
 ended June 30, 1998                     -              -       806            -           -             -

ESOP shares earned                       -             71         -            -           83            -

Stock award earned                       -              -         -            -           -             -
Change in unrealized
Gain on securities
Available for sale                       -              -         -           (3)          -             -

Treasury Stock Purchase-net              -              -         -            -           -        (2,108)
                                   -------        --------    ------    --------     ---------     --------


Dividends Paid                           -              -      (298)           -           -             -
                                   -------        --------     -----    --------     ---------     --------


Balance at June 30, 1998          $     21        $20,176    $12,711     $   972     $(1,412)      $(2,108)
                                  ========        ========   =======    ========     =========     ========


                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS EQUITY
                   FOR SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                        (In thousands except share data)


                                                        Total
                                     Unearned         Unearned
                                      Stock          Stockholder   Comprehensive
                                      Awards           Equity      Income (Loss)

Balance at December 31, 1996            $    -          $12,115        $     -

Issuance of Common Stock                     -           18,346              -

Net income for six months
 ended June 30, 1997                         -              108            108

ESOP shares earned                           -               75              -

Conversion Costs                             -               30              -

Change in unrealized
Gain on securities
Available for sale                           -              221            (26)
                                       ---------      ---------        -------

Balance at June 30,  1997               $    -          $30,895        $    82
                                       =========        =======        =======


Balance at December 31, 1997           $(1,382)         $30,427             -

Net income for six months
 ended June 30, 1998                   $     -          $   806       $   806

ESOP shares earned                           -              154             -

Stock awards earned                        131              131             -

Change in unrealized
Gain on securities
Available for sale                          -                (3)           (3)

Treasury Stock Purchase-net                 -            (2,108)            -

Dividends Paid                              -              (298)            -
                                     --------        ----------       -------

Balance at June 30, 1998             $(1,251)           $29,109          $803
                                     ========          ========         =====

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


      NOTE 1

      Hemlock Federal Financial Corp. (Corporation) is a one thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of June 30, 1998 and December 31, 1997, and the results of its consolidated operations, for the three and six month periods ended June 30, 1998 and 1997, and its consolidated cash flows and changes in stockholders' equity for the six month period ended June 30, 1998. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

      The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Corporation's annual financial statements and notes thereto.


      NOTE 2

      On March 31, 1997, Hemlock Federal Bank for Savings (Bank) converted from a federally chartered mutual thrift to a federally chartered stock thrift. The Bank issued allof its common stock at $10.00 per share to the Corporation. The Corporation issued all of its common stock at $10.00 per share to the ESOP, certain depositors of the Bank, and certain members of the general public, all pursuant to a plan of conversion.

      The ESOP purchased 166,106 shares of common stock representing 8% of the total issued shares. The ESOP borrowed $1,661,060 from the Corporation to purchase the stock using the stock as collateral for the loan. The loan is to be paid principally from theBank's contributions to the ESOP over a period of up to 10 years.

      NOTE 3

      The Bank had the following contractual amounts of financial instruments outstanding at June 30, 1998 (in 000's):

      Commitments to originate loans               $  2,015
      Standby letters of credit                           0

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 1998
      NOTE 4

      A reconciliation of the numerators and denominators for earnings per common share computations is presented below.


                                                       Three months ended  Six months ended
                                                            June 30,           June 30,

                                                         1998      1997       1998      1997
Basic earnings per share
     Net income available to common stockholders      $  402      $   467   $   806    $  108
                                                      =======     =======   =======    ======

  Weighted average common shares outstanding           1,808        1,916     1,808     1,916

       Basic earnings per share                       $  .22      $   .24   $   .43    $  .24
                                                      =======     =======   =======    ======

                         The Corporation's outstanding stock options were not considered in the computations of earnings per common share - assuming dilution because the effects of assumed exercise would have been antidilutive. In addition, the Corporation's outstanding performance-based stock awards granted in 1997 were not considered in the computations of earnings per common share - assuming dilution because the performance conditions for such awards had not been attained as of June 30, 1998. In future years, outstanding stock options may be exercised which would increase the weighted average common shares outstanding and, thereby, dilute earnings per common share. In addition, if the average common stock price were to exceed the exercise price of outstanding options in a future year or if the performance conditions specified under the performance-based stock award plan were to be met by the end of a future year, the assumed exercise of the options and/or the assumed issuance of the performance awards may have a dilutive effect on earnings per common share for thatfuture year.

      Earnings per share for the six months ended June 30, 1997 reflect earnings since March 31, 1997 (date of conversion) available to common stockholders divided by the weighted average number of common shares outstanding since March 31, 1997.

      The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at June 30, 1998 and the consolidated results of operations for the three and six months ending June30, 1998, compared to the same period in 1997. For the purposes of this Form 10-Q, the results of operations in 1997 presented herein are for the Bank as a predecessor entity to the Corporation, since the initial public offering was not completed until March 31, 1997. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.


      Results of Operations

      Consolidated net income of the Corporation for the second quarter of 1998 totaled $402,000, or $.22 per share,as compared to net income of $467,000, or $.24 per share earned for the second quarter of 1997. Net income for the six month period ended June 30, 1998 totaled $806,000, or $.43 per share, as compared to net income of $108,000 for same period in 1997.

      Net Interest Income

      Net interest income before provision for loan losses increased to $1.53 million and $3.02 million for the three and six month periods ended June 30, 1998, respectively, as compared to $1.43 million and $2.55 million, for the same periods in 1997. For the three and six month periods ended June 30, 1998, interest income increased to $3.24 and $6.35 million, respectively, from $2.81 and $5.38 million for the same periods ended June 30, 1997. This increase is due primarily to an increase in securities and loans, funded by FHLB advances, with terms to maturity ranging from one to ten years. Interest expense increased to $1.72 and $3.33 million for the three and six months ended June 30, 1998, from $1.38 million for the same period in 1997. This increase is attributable to increases in deposits and FHLB advances.

      Provision for Loan Losses

      The Corporation's allowance for loan losses was $775,000 as of June 30, 1998, equal to .85% of total loans. The bank had non-performing assets totaling $312,000 as of June 30, 1998. Management believes the existing level of reserves is adequate, given current economic conditions as well as loss experience and credit demand. A provision for loan losses of $21,000 was made during the six months endedJune 30, 1998, with no provision made during the same period ended June 30, 1997.

      Changes In Non-Interest Income and Non-Interest Expense

      Non-interest income increased to $205,000 and $372,000 for the three and six month periods ended June 30, 1998, respectively, as compared to $130,000 and $235,000 for the same periods ended June 30, 1997. The increase is due primarily to an increase in fees associated with lending acivities, as well as a $37,000 gain on the sale of securities in 1998.

      Non-interest expense for the three and nine month periods ended June 30, 1998 increased to $1.05 and $2.05 million, as compared to $829,000 and $2.59 million for the same periods ended June 30, 1997. The increase in expenses for the quarter is due to an increasein compensation expense associated with the ESOP and RRP plans, which were implemented in April and October, respectively, of 1997. In addition loan expense has increased, resulting from an increase in loan activity. The decrease in expenses for the sixmonths period ended June 30, 1998 is due to the $1 million contribution to establish the Hemlock Federal Foundation, which was recorded during the first six months of 1997.

      Provision for Income Taxes

      The Corporation's federal and state income tax expense decreased to $257,000 for the three months ended June 30, 1998, from $266,000 for the same period ended June 30, 1997 The decrease in income tax was the result of a decrease in net income before income taxes. The Corporation's federal and state income tax expense increased to $512,000 for the six months ended June 30, 1998, from $87,000 for the same period ended June 30, 1997.

      Financial Condition

      Consolidated total assets increased to $192.27 million as of June 30, 1998, from $176.68 million as of December 31, 1997, an increase in total assets of $15.59 million. Loans receivable increased to $91.02 million as of June 30, 1998 from $76.16 million as of December 31, 1997, due to an increase in loan originations, resulting from a surge in refinancing activity, as well as the addition of a new loan officer. In addition, securities held to maturity increased to $48.52 million as of June 30, 1998, from $46.42 million as of December 31, 1997, an increase of $2.1 million.

      Total liabilities increased to $163.16 million as of June 30, 1998, from $146.26 million as of December 31, 1997. The $16.90 million increase in liabilities is due primarily to a $13 million increase in FHLB borrowings, which grew to $24 million as of June 30, 1998, from $11 million as ofDecember 31, 1997. In addition, total deposits increased to $136.02 million as of June 30, 1998 from $130.96 million as of December 31, 1997, an increase of $5.06 million. The increase in deposits is attributable to a certificate of deposit promotion, as well as consumers' response to merger activity of financial institutions within the Bank's market area.

      Stockholders' equity decreased to $29.11 million as of June 30, 1998 from $30.43 million as of December 31, 1997, a decrease of $1.32 million. This decrease is attributable to the repurchase of 186,849 shares of the Corporation's common stock in the open market.

      Capital Resources and Commitments

      The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 1998 and December 31, 1997.

                                   Regulatory                   Actual
                                  Requirement           6/31/98        12/31/97

      Core capital                   4.0%                11.60%          12.30%
      Risk-based capital             8.0%                30.10%          34.85%



      The bank is in the process of constructing a full service branch facility in Lemont, Illinois, a southwest suburb of Chicago. The purchase price of the land was $975,000. The building and necessary equipment are estimated to cost $1.3 million. The branch is expected to be completed and open for business in November of 1998.

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

      The Bank's regulatory liquidity ratio at June 30, 1998 was 17.92%, a portion of which includes interest-earning assets with terms of 5 years orless. This is primarily as a result of the reinvestment of the proceeds raised in the initial public offering into short-term securities. Loan commitments outstanding totaled $2.02 million at June 30, 1998.

      Impact of New Accounting Standards

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standard for transfers and servicing offinancial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1997, and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provision have been delayed by SFAS No. 127. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial condition of the Corporation.

      On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, "Earnings Per Share", which is effective for financial statements beginning with year end 1997. Statement 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS include no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents All prior period EPS data has been restated to conform with the new presentation.

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

      Year 2000

      The Corporation has conducted a review of its computer systems to review the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.For example, programs that have time-sensitive software may recognize a date using "))" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Corporation presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Corporation's computer systems as so modified and converted. However, if such modifications and conversions are not complete in a timely manner, the Year 2000 problem may have a material impact on the operations of the Corporation. As of June 30, 1998, the expected costs of Year 2000 compliance are less than $30,000.

      Forward Looking Statements

      When used in this Form 10-Q or future filings made by the Corporation with the Securities and Exchange Commission, in the Corporation's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors - including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors - could affect the Bank's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected.

      The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


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

      Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Pursuant to this regulation, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between(a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.Savings institutions, however, with less than $300 million in assets and a total capital ratio in excess of 12%, will be exempt from this requirement unless the OTS determines otherwise. The OTS has postponed the implementation of the rule until furthernotice. Based upon its asset size and capital level at March 31, 1998, the Bank would qualify for an exemption from this rule; however, management believes that the Bank would not be required to make a deduction from capital if it were subject to this rule.

      The following table sets forth, at March 31, 1998, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-400 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.


    Change in
     Interest        Estimated   Ratio of NPV    Estimated Increase
      Rates             NPV           to         (Decrease) in NPV
  (Basis Points)      Amount      PV of Assets        Amount        Percent

                            (Dollars in Thousands)
---------------------------------------------------------------------------
       +400         $21,336          11.93%          $(8,159)        (28)%
---------------------------------------------------------------------------
       +300          23,868           13.09           (5,626)         (19)
---------------------------------------------------------------------------
       +200          26,327           14.17           (3,167)         (11)
---------------------------------------------------------------------------
       +100          28,282           14.98           (1,212)          (4)
---------------------------------------------------------------------------
        ---          29,494           15.43               ---          ---
---------------------------------------------------------------------------
       -100          29,617           15.39             (123)          ---
---------------------------------------------------------------------------
       -200          29,490           15.23              (-5)          ---
---------------------------------------------------------------------------
       -300          29,540           15.14                45          ---
---------------------------------------------------------------------------
       -400          30,183           15.30               688            2
------------------------------------------------------------------------

               Certain assumptions utilized in assessing the interest rate risk of thrift institutions were employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates changein the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

      While the above estimates are based on data provided as of March 31, 1998, management believes that the Bank's rate risk as of June 30, 1998 has not significantly changedfrom the level indicated in the above table.

      Part II     Other Information

      Item 1.     Legal Proceedings
                      None

      Item 2.     Changes in Securities and Use of Proceeds
                       None

      Item 3.     Defaults upon Senior Securities
                       None


      Item 4.     Submission of Matters to a vote of Security Holders

      The following is a record of the votes cast at the Corporation's Annual Meeting of Stockholders in the election of directors of the Corporation:

                                         FOR                     VOTE WITHHELD
      Rosanne Pastorek-Belczak      1,573,687                         71,850
      Frank A. Bucz                 1,574,537                         71,000
      G. Gerald Shiera              1,576,537                         69,000

      Accordingly, the individuals named above were declared to be duly elected directors of the Corporation for the term indicated.

                  The following is a record of the votes cast in respect of the proposal to ratify the appointment of Crowe, Chizek and Company LLP as the Corporation's auditors for the fiscal year ending December 31, 1998.

                         NUMBER OF            ELIGIBLE          ACTUALLY
                          VOTES              TO BE CAST           CAST
      FOR              1,575,487               75.8%              95.7%
      AGAINST                300                 -                  -
      ABSTAIN             69,750                3.3%               4.2%

      Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

      The Board of Directors has also announced April 21, 1999 as the date for the 1999 Annual Meeting of Stockholders.

      Item 5.     Other Information
                None



      Item 6.     Exhibits and Reports on Form 8-K.

      a. Exhibits -    03  Amended and Restated Bylaws
                       27  Financial Data Schedule

      b. Reports on Form 8-K - none

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      HEMLOCK FEDERAL FINANCIAL CORP.
      (Registrant)




      Maureen G. Partynski
      Chief Executive Officer
       August 11, 1998





      Michael R. Stevens
      President
      August 11, 1998