Form 10QSB
period 1998-09-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 1998-11-13
CIK 1029654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549





                                   FORM 10-QSB
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          September 30, 1998

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

                         Class      Outstanding at October 26, 1998
Common Stock, par value $.01              1,794,922 shares

                         HEMLOCK FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY


                                      INDEX

Part I. Financial Information

Item 1. Financial Statements

   Condensed Consolidated Statements of Condition as of September 30, 1998
      and December 31, 1997.....................................................  3

   Condensed Consolidated Statements of Income for the three and nine months ended September 30, 1998 and 1997.........................................  4

   Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997..................................  5

   Condensed Consolidated Statements of Changes in Stockholders Equity
      for the nine months ended September 30, 1998 and 1997.....................  6

   Notes to the Condensed Consolidated Financial Statements as of
      September 30, 1998........................................................  7

Item 2.  Management's  Discussion  and Analysis of the  Financial  Condition and
      Results of Operation......................................................  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............. 11

Part II. Other Information...................................................... 13



                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)


                                                                  September 30, December 31,
ASSETS                                                                 1998        1997
                                                                       ----        ----

Cash on hand and due from banks                                      $2,825      $14,883

Securities available-for-sale, at fair value                         37,951       34,703
Securities held-to-maturity (fair value:
  1998 - $57,634  1997 - $50,260)                                    56,507       46,418

Loans receivable, net                                                94,299       76,159

Property, plant and equipment, net                                    2,679        2,099
FHLB stock, at cost                                                   1,450          987
Accrued interest and other assets                                     1,869        1,434
                                                                -----------     --------
Total Assets                                                       $197,580     $176,683
                                                                     ======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                           $136,819     $130,958
FHLB advances                                                        29,000       11,000
Advances from borrowers for taxes and insurance                         493          804

Accrued interest and other liabilities                                3,274        3,494
                                                                -----------      -------
Total Liabilities                                                   169,586      146,256

Stockholders' Equity
Common stock, $.01 par value; 3,100,000 shares
  authorized; 2,076,325 shares issued                                    21           21
Surplus                                                              20,193       20,105
Unearned ESOP,  137,036 shares                                      (1,370)       (1,495)
Unearned stock awards                                               (1,186)       (1,382)
Retained earnings                                                    12,926       12,203
Net unrealized gain on securities
  available-for-sale, net of tax                                        941          975
Treasury stock at cost 198,350 shares                               (3,531)            0
                                                                -----------       ------
Total Stockholders' Equity                                           27,994       30,427
                                                                -----------       ------
Total Liabilities and Stockholders'  Equity                        $197,580     $176,683
                                                                     ======       ======



                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (In thousands)



                                                                    Three months ended                      Nine Months Ended
                                                                       September 30,                           September 30,
                                                                  1998               1997                 1998             1997



Interest and Dividend Income
Loans                                                           $1,695             $1,157            $   4,790           $3,323

Investment securities                                            1,252              1,506                4,025            4,161
Interest bearing deposits                                          193                171                  671              730
                                                              --------            -------             --------          -------
Total Interest
Income                                                           3,240              2,834                9,486            8,214

Interest expense
Deposits
                                                                 1,394              1,385                4,126            4,145
FHLB advances                                                      338                 21                  932               94
                                                              --------             ------             --------          -------
Total Interest Expense                                           1,732              1,406                5,058            4,239
Net interest income                                              1,408              1,428                4,428            3,975
Provision for loan losses                                            0                  0                   21                0
                                                             ---------             ------              -------          -------
Net interest income after provision for loan losses              1,408              1,428                4,407            3,975

Non-interest income
Service fees                                                       135                 51                  414              156
Other income                                                        33                  0                   89              212
Gain /(Loss) on sale of available for sale securities                0                 82                   37              (2)


                                                             ----------            ------              -------           ------
Total Non-interest
Income                                                             168                133                  540              368

Non-interest expenses
Salaries and employee benefits                                     544                483                1,655            1,344
Occupancy and equipment expense                                    136                160                  424              472
Computer service fees                                               56                 52                  174              176
Foundation contribution                                              0                  0                    0            1,000
Other expenses                                                     238                210                  774              500
                                                             ---------             ------             --------           ------
Total Non-interest
Expense                                                            974                905                3,027            3,492
                                                             ---------             ------             --------           ------
Income before Income Taxes                                         602                656                                   851
Provision for Income Taxes                                         230                236                                   323
                                                             ---------             ------             --------           ------
Net Income                                                      $  372             $  420             $  1,178           $  528
                                                               =======             ======              =======            =====
Earnings per share - Basic                                      $ 0.22             $ 0.22             $   0.65           $ 0.24
                                                               =======             ======              =======            =====
Earnings per share - Diluted                                    $ 0.22             $ 0.22             $   0.65           $ 0.24
                                                               =======             ======              =======            =====


                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                        (In thousands except share data)

                                                                       Nine months ended
                                                               September 30,        September 30,
                                                                  1998                  1997
                                                                  ----                  ----


Cash flows from operating activities
Net income                                                $      1,178            $      528
Adjustments to reconcile net income to net
  cash from operating activities
      Provision for depreciation                                    81                    89
     Net amortization of investment security
       premiums/discounts                                          264                   211
     Change in deferred loan fees                                  (87)                  (66)
     (Gain)/Loss on sale of securities                             (37)                    2
     Provision for loan losses                                      21                     0
    Change in accrued interest receivable
       and other assets                                          (434)                   328
     Change in accrued interest payable and
        other liabilities                                        1,102                   435
   Stock awards expense                                            196                     0
    ESOP compensation                                              213                   161
                                                             ----------            ---------
Net cash provided by operating activities                        2,497                 1,688

Cash flows from investing activities
Purchase of securities                                         (11,136)              (12,053)
available-for-sale
Proceeds from sales of securities available for sale
                                                                    37                   596
Principal payments of mortgage-backed
   securities and collateralized mortgage obligations           39,835                14,538
Proceeds from maturities and calls of securities                 3,450                15,100
Purchase of FHLB stock                                            (463)                  (86)
Net increase in loans                                          (18,074)               (6,552)
Purchases of securities held-to-maturity                       (45,723)              (34,305)
Purchases of building and equipment, net                          (662)               (1,164)
                                                             ----------            ---------
Net cash used in investing activities                          (32,736)              (23,926)

Cash flows from financing activities
Net increase (decrease) in deposits                              5,860                (2,368)
Decrease in advance payments by borrowers
  for taxes and insurance                                         (311)                 (346)
Issuance of common stock                                             0                18,346
Change in FHLB advances                                         18,000                (1,500)
Treasury stock purchase                                         (4,913)                    0
Stock conversion expense                                             0                    30
Dividends paid                                                    (455)                 (125)
                                                            -----------            ----------
Net cash provided by financing activities                       18,181                14,037

Net increase (decrease) in cash and cash equivalents           (12,058)               (8,201)



Cash and cash equivalents at beginning of period                14,883                17,410
                                                              --------             ---------
Cash and cash equivalents at end of                         $    2,825             $   9,209
period
                                                             =========             =========



                Supplemental disclosure of cash flow information

Cash paid during period for

Interest              $    5,129            $   4,262
Income taxes                 678
                                                  811



                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS EQUITY
                FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                        (In thousands except share data)

                                                           Net Unrealized Gain
                                                          (Loss) on Securities                             Unearned        Total
                                Common           Retained  Available for Sale  Unearned  Treasury Stock  Stockholders' Comprehensive
                                Stock   Surplus  Earnings       Net of Tax      ESOP      Stock   Awards   Equity      Income (Loss)
                                -----   -------  --------   -----------------   ----      -----   ------   ------      -------------


Balance at December 31, 1996   $ -      $     -   $11,508       $    607        $     -    $  -    $  -    $12,115      $    -

Issuance of Common Stock        21       19,986         -              -         (1,661)      -       -     18,346           -

Net income for nine months
 ended September 30, 1997        -            -       528              -              -       -       -        528         528

ESOP shares earned               -           51         -              -            110       -       -        161           -

Conversion Costs                 -           30         -              -              -       -       -         30           -

Dividends Paid                   -            -      (125)             -              -       -       -       (125)          -

Change in unrealized
  gain on securities
  available for sale             -            -         -            207              -       -       -        207         207
                               ----     -------   -------       --------          -----    ----    ----    -------      ------
Balance at September 30, 1997  $21      $20,067   $11,911       $    814        $(1,551)   $  -    $  -    $31,262      $  735
                               ====     =======   =======       ========        ========   ====    ====    =======      ======




                                                           Net Unrealized Gain
                                                          (Loss) on Securities                             Unearned        Total
                                Common           Retained  Available for Sale  Unearned  Treasury Stock  Stockholders' Comprehensive
                                Stock   Surplus  Earnings       Net of Tax      ESOP      Stock   Awards   Equity      Income (Loss)
                                -----   -------  --------   -----------------   ----      -----   ------   ------      -------------


Balance at December 31, 1997    $ 21   $20,105    $12,203      $   975          $(1,495)  $      -  $(1,382)  $30,427     $     -

Net income for nine months
 ended September 30, 1998          -         -      1,178            -                -          -        -     1,178       1,178

ESOP shares earned                 -        88          -            -              125          -        -       213           -

Stock award earned                 -         -          -            -                -          -      196       196           -

Dividends paid                     -         -       (455)           -                -          -        -      (455)          -

Change in unrealized
Gain on securities
Available for sale                 -         -          -          (34)               -          -        -       (34)        (34)

Treasury Stock Purchase - net      -         -          -            -                -     (3,531)       -    (3,531)          -
                                ----   -------    -------      -------          -------     -------   -----    ------       -----
Balance at September 30, 1998   $ 21   $20,193    $12,926      $   941          $(1,370)   $(3,531) $(1,186)  $27,994      $1,144
                                ====   =======    =======      =======          =======     ======= ========  =======      ======


              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY

     NOTE 1

     Hemlock Federal Financial Corp. (Corporation) is a one thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of September 30, 1998 and December 31, 1997, and the results of its consolidated operations, for the three and nine month periods ended September 30, 1998 and 1997, and its consolidated cash flows and changes in stockholders' equity for the nine month period ended September 30, 1998 and 1997. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Corporation's annual financial statements and notes thereto.


     NOTE 2

     On March 31, 1997, Hemlock Federal Bank for Savings (Bank) converted from a federally chartered mutual thrift to a federally chartered stock thrift. The Bank issued all of its common stock at $10.00 per share to the Corporation. The Corporation issued all of its common stock at $10.00 per share to the ESOP, certain depositors of the Bank, and certainmembers of the general public, all pursuant to a plan of conversion.

     The ESOP purchased 166,106 shares of common stock representing 8% of the total issued shares. The ESOP borrowed $1,661,060 from the Corporation to purchase the stock using the stock as collateral for the loan. The loan is to be paid principally from the Bank's contributions to the ESOP over a period of up to 10 years.


     NOTE 3

     The Bank had the following contractual amounts of financial instruments outstanding at September 30, 1998 (in 000's):

      Commitments to originate loans        $  3,006
      Standby letters of credit                    0

     NOTE 4

     A reconciliation of the numerators and denominators for earnings per common share computations is presented below.


                                                      Three months ended           Nine months ended
                                                         September 30,                September 30,
                                                    1998             1997           1998         1997

Basic earnings per share
     Net income available to common stockholders   $  372         $   420       $ 1,178        $  528
                                                   =======        =======      ========        ======

  Weighted average common shares outstanding        1,808           1,916         1,808          1,916

       Basic earnings per share                    $  .22          $  .22        $  .65        $   .24
                                                  ========         =======     ========        =======

     The Corporation's outstanding stock options were not considered in the computations of earnings per common share - assuming dilution because the effects of assumed exercise would have been antidilutive. In addition, the Corporation's outstanding performance-based stock awards granted in 1997 were not considered in the computations of earnings per common share - assuming dilution because the performance conditions for such awards had not been attained as of September 30, 1998. In future years, outstanding stock options may be exercised which would increase the weighted average common shares outstanding and, thereby, dilute earnings per common share. In addition, if the average common stockprice were to exceed the exercise price of outstanding options in a future year or if the performance conditions specified under the performance-based stock award plan were to be met by the end of a future year, the assumed exercise of the options and/or the assumed issuance of the performance awards may have a dilutive effect on earnings per common share for that future year.

     Earnings per share for the nine months ended September 30, 1997 reflect earnings since March 31, 1997 (date of conversion) available to common stockholders divided by the weighted average number of common shares outstanding since March 31, 1997.

     The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at September 30, 1998 and the consolidated results of operations for the three and nine months ending September 30, 1998, compared to the same period in 1997. For the purposes of this Form 10-Q, the results of operations in 1997 presented herein are for the Bank as a predecessor entity to the Corporation, since the initial public offering was not completed until March 31, 1997. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     Results of Operations

     Consolidated net income of the Corporation for the third quarter of 1998 totaled $372,000, or $.22 per share, as compared to net income of $420,000, or $.22 per share earned for the third quarter of 1997. Net income for the nine month period ended September 30, 1998 totaled $1.18 million, or $.65 per share, as compared to net income of $528,000 for same period in 1997.

     Net Interest Income

     Net interest income before provision for loan losses was $1.41 million and $4.43 million for the three and nine month periods ended September 30, 1998, respectively, as compared to $1.43 million and $3.98 million, for the same periods in 1997. For the three and nine month periods ended September 30, 1998, interest income increased to $3.24 and $9.49 million, respectively, from $2.83 and $8.21 million for the same periods ended September 30, 1997. This increase is due primarily to an increase in average balances of securities and loans, funded by FHLB advances with terms to maturity ranging from one to ten years. Interest expense increased to $1.73 and $5.06 million for the three and nine months ended September 30, 1998, from $1.41 and $4.24 million for the same periods in 1997. This increase is primarily attributable to increases in FHLB advances which is partially offset by changes in deposit rates.

     Provision for Loan Losses

     The Corporation's allowance for loan losses was $775,000 as of September 30, 1998, equal to .82% of total loans. The bankhad non-performing assets totaling $12,000 as of September 30, 1998. Management believes the existing level of reserves is adequate, given current economic conditions as well as loss experience and credit demand. A provision for loan losses of $21,000 was made during the nine months ended September 30, 1998, as a result of growth in the loan portfolio, with no provision made during the same period ended September 30, 1997.

     Changes In Non-Interest Income and Non-Interest Expense

     Non-interest income increased to $168,000 and $540,000 for the three and nine month periods ended September 30, 1998, respectively, as compared to $133,000 and $368,000 for the same periods ended September 30, 1997. The increase is due primarily to an increase in fees associated with lending activities, as well as fees implemented for non-customer ATM transactions.

     Non-interest expense for the three month period ended September 30, 1998 increased to $974,000, as compared to $905,000 for the same period ended September 30, 1997. The increase in expenses for the quarter is due to an increase in compensation expense associated with the RRP plan, which was implemented in October of 1997. In addition, loan expense has increased, resulting from an increase in loan activity. Non-interest expense for the nine month period ended September 30, 1998 decreased to $3.03 million, as compared to $3.49 million for the same period ended September 30, 1997. The $465,000 decrease in non-interest expense for the nine month period ended September 30, 1998 is due to the $1 million contribution to establish the Hemlock Federal Foundation, which was recorded during the first nine months of 1997,partially offset by the increases in loan expense and compensation expense, as discussed above.

     Provision for Income Taxes

     The Corporation's federal and state income tax expense decreased to $230,000 for the three months ended September 30, 1998, from $236,000 for the same period ended September 30, 1997 The decrease in income tax was the result of a decrease in net income before income taxes. The Corporation's federal and state income tax expense increased to $742,000 for the nine months ended September 30, 1998, from $323,000 for the same period ended September 30, 1997, as a result of an increase in pretax income.

     Financial Condition

     Consolidated total assets increased to $197.58 million as of September 30, 1998, from $176.68 million as of December 31, 1997, an increase in total assets of $20.90 million. Loans receivable increased to $94.30 million as of September 30, 1998 from $76.16 million as of December 31, 1997, due to an increase in loan originations, resulting from a surge in refinancing activity, as well as the addition of a new loan officer. In addition, securities held to maturity increased to $56.51 million as of September 30, 1998, from $46.42 million as of December 31, 1997, an increase of $10.09 million, and securities available forsale increased to $37.95 million as of September 30, 1998, from $34.70 million as of December 31, 1997. These increases were partially offset by a decrease in cash, from $14.88 million as of December 31, 1997, to $2.83 million as of September 30, 1998, a decrease of $12.05 million.

     Total liabilities increased to $169.59 million as of September 30, 1998, from $146.26 million as of December 31, 1997. The $23.33 million increase in liabilities is due primarily to an $18 million increase in FHLB borrowings, which grew to $29.00 million as of September 30, 1998, from $11.00 million as of December 31, 1997. In addition, total deposits increased to $136.82 million as of September 30, 1998 from $130.96 million as of December 31, 1997, an increase of $5.86 million. The increase in deposits is attributable to a certificate of deposit promotion, as well as consumers' response to merger activity of financial institutions within the Bank's market area.

     Stockholders' equity decreased to $27.99 million as of September 30, 1998 from $30.43 million as of December 31, 1997, a decrease of $2.43 million. This decrease is primarily attributable to the repurchase of 281,403 shares of the Corporation's common stock in the open market. In addition, the Corporation paid dividends of $455,000 during the quarter which was partially offset by net income.

     Capital Resources and Commitments

     The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 1998 and December 31, 1997.

                            Regulatory                       Actual
                            Requirement             9/30/98         12/31/97

      Core capital             4.0%                11.45%           12.30%
      Risk-based capital       8.0%                29.95%           34.85%


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

     The Bank's regulatory liquidity ratio at September 30, 1998 was 16.71%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $3.01 million at September 30, 1998.

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

     SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1997. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial condition of the Corporation.

     The Financial Accounting Standards Board (SFAS) issued Statement 130, which is effective for fiscal years beginning after December 15, 1997. This statement provides standards for reporting and display of comprehensive income and its components. The mostcommon items of other comprehensive income include unrealized gains on investments in debt and equity securities, foreign currency items, and minimum pension liabilities.
     Disclosures required by SFAS 130 have been included in the financial statements for all periods presented.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the way that public business enterprises report information about operating segments and certain other information in annual financial statements and requires that those enterprises report selected information about operating segments in interimfinancial reports issued to shareholders. The statement is effective for financial statements for periods beginning after December 15, 1997. The Corporation adopted SFAS No. 131 on January 1, 1997 and required disclosures will be included beginning with the Corporation 1998 Annual Report. The Corporation operates as a single segment.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. This Statement will have no effect on the Corporation.

     Year 2000

     The Corporation has conducted a review of its computer systems to review the systems that could be affected by the "Year 2000" issue and is developing an implementation plan toresolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. For example, programs that have time-sensitive software may recognize a date using "))" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Corporation presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Corporation's computer systems as so modified and converted. However, if such modifications and conversions are not complete in a timely manner, the Year 2000 problem may have a material impact on the operations of the Corporation. As of September 30, 1998, the expected costs of Year 2000 compliance are less than $30,000.

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

     Quantitative and Qualitative Disclosures About Market Risk

     In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Board of Directors reviews at least quarterly the Bank's interest rate risk position and profitability. The Board of Directors also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Bank's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

     In managing its asset/liability mix, Hemlock Federal, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, at times places more emphasis on managing net interest margin than on better matching theinterest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates.

     Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts.

     The following table sets forth, at June 30, 1998, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-400 basis points, measured in 100 basis point increments).



                 Change in                      Ratio of NPV
                 Interest      Estimated             to       Estimated Increase
                   Rates          NPV          PV of Assets    (Decrease) in NPV
 (Basis Points)   Amount        Percent             Amount          Percent

                            (Dollars in Thousands)
  +400         $19,383           10.84%          $(7,426)        (28)%

  +300          21,905           12.00            (4,903)         (18)

  +200          24,232           13.01            (2,576)         (10)

  +100          26,020           13.74              (788)          (3)

   ---          26,808           13.98               ---
                                                                  ---
  -100          27,164           14.02               356            1

  -200          27,017           13.83               209            1

  -300          27,361           13.85               553            2

  -400          27,933           13.96             1,125            4


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

     While the above estimates are based on data provided as of June 30, 1998, management believes that the Bank's rate risk as of September 30, 1998 has not significantly changed from the level indicated in the above table.

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


                                             HEMLOCK FEDERAL FINANCIAL CORP.
                                             (Registrant)


                                             /s/ Maureen G. Partynski

                                             Maureen G. Partynski
                                             Chief Executive Officer
                                             November 12, 1998



                                             /s/ Michael R. Stevens

                                             Michael R. Stevens
                                             President
                                             November 12, 1998