Form 10-K
period 1998-12-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 1999-03-31
CIK 1029654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1998
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period
      from                                            to
                                  -------------------    ---------------------

      Commission file
      number              0-22103

                      HEMLOCK FEDERAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                   36-4126192
------------------------------------------       -------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
               incorporation                            Identification No.)
              or organization)

5700 West 159th Street, Oak Forest , Illinois                            60452
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area
code:                                                  (708) 687-9400
                                          --------------------------------------

              Securities Registered Pursuant to Section 12(b) of the Act:
                                         None
              Securities Registered Pursuant to Section 12(g) of the Act:
                        Common Stock, par value $.01 per share
                                   (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
  YES ____ X NO ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $13.7 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of March 19, 1999, was $19.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 22, 1999, there were issued and outstanding 1,785,974 shares of the Issuer's Common Stock.

    Transitional Small Business Disclosure Format (check one):  Yes       No   X

                          DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1998.
Part  III  of  Form  10-KSB  -  Proxy  Statement  for  1999  Annual  Meeting  of
Stockholders.

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

      Hemlock Federal is a federally chartered stock savings bank headquartered in Oak Forest, Illinois. Hemlock Federal was originally chartered in 1904. In 1959, Hemlock Federal converted to a federal mutual charter. In 1997 Hemlock Federal converted from a mutual to a federally chartered stock savings bank.
Hemlock Federal currently serves the financial needs of communities in its market area through its main office located in Oak Forest, Illinois and its two branch offices located in the village of Oak Lawn and Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1998, Hemlock Federal had total assets of $204.4 million, deposits of $143.1 million and equity of $27.2 million (or 13.31% of total assets).

      Hemlock Federal has been, and intends to continue to be, an independent, community oriented, financial institution. Hemlock Federal's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgages and, to a much lesser extent, multi-family, consumer and other loans primarily in its market area. At December 31, 1998, $87.0 million, or 84.79%, of the Bank's total loan portfolio consisted of one- to four-family residential mortgage loans. The Bank also invests in mortgage-backed and other securities and other permissible investments.

      The executive offices of the Bank are located at 5700 West 159th Street, Oak Forest, Illinois 60452-3198 and its telephone number is (708) 687-9400. Unless the context otherwise requires all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

Lending Activities

      General. The principal lending activity of the Bank is originating for its portfolio fixed and to a lesser extent, adjustable rate ("ARM") mortgage loans secured by one- to four-family residences located primarily in the Bank's market area. To a much lesser extent, Hemlock Federal also originates multi-family real estate, consumer and other loans in its market area. At December 31, 1998, the Bank's loans receivable, net totaled $102.0 million.

      Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1998, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $3.9 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 1998, the largest dollar amount outstanding or committed to be lent to one borrower or group of related borrowers related to a multi-family loan totaling $402,000 secured by a 12-unit apartment building located in Bridgeview, Illinois. The second largest amount outstanding or committed to be lent to one borrower or group of related borrowers as of December 31, 1998 related to a multi-family loan totaling $394,000 secured by a 12-unit apartment building located in Chicago Ridge, Illinois. At December 31, 1998, this loan was performing in accordance with its terms. As of December 31, 1998, there were no other loans with carrying values in excess of $350,000.

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


                                                                      December 31,
                              --------------------------------------------------------------------------------------------
                                     1998               1997              1996               1995               1994
                              -----------------  ----------------  -----------------  -----------------  -----------------
                                Amount  Percent  Amount   Percent   Amount   Percent  Amount    Percent   Amount   Percent
                              -------- --------  ------ ---------  -------- --------  ------- ---------  -------- --------
                                                                 (Dollars in Thousands)

Real Estate Loans:
One- to four-family..........  $87,041    84.79% $68,283    88.94%  $48,339    89.05% $39,089     85.08% $30,792    80.45%
Multi-family.................   12,070    11.76    4,951     6.45     2,783     5.13    3,386      7.37    3,742     9.78
Commercial...................      191      .18      209      .27       573     1.06    1,101      2.40    1,566     4.09
                              --------  -------  -------  -------   -------  -------  -------   -------  -------   ------
  Total real estate loans....   99,302    96.73   73,443    95.66    51,695    95.24   43,576     94.85   36,100    94.32

Consumer loans:
Deposit account..............      129      .13      116      .15       169      .31      158      0.34      150     0.39
Automobile...................      381      .37      473      .62       301      .55      229      0.50      120     0.31
Home equity..................    2,844     2.77    2,740     3.57     2,114     3.90    1,981      4.31    1,908     4.98
                              --------  -------  -------  -------   -------  -------  -------   -------  -------   ------
  Total consumer loans.......    3,354     3.27    3,329     4.34     2,584     4.76    2,368      5.15    2,178     5.68
                              --------  -------  -------  -------   -------  -------  -------   -------  -------
  Total loans................  102,656   100.00%  76,772   100.00%   54,279   100.00%  45,944    100.00%  38,278   100.00%
                                         ======            ======             ======             ======            ======

Less:
Loans in process.............     (313)             (125)               ---               (28)               ---
Deferred fees and discounts..      409               287                  2               (84)              (150)
Allowance for losses.........     (775)             (775)              (745)             (600)              (469)
                              --------           -------            -------           -------            -------
  Total loans receivable, net $101,977           $76,159            $53,536           $45,232            $37,659
                              ========           =======            =======           =======            =======


      The following table shows the composition of the Bank's loan portfolio by fixed-and adjustable-rate at the dates indicated.


                                                                       December 31,
                              ---------------------------------------------------------------------------------------------------
                                   1998                 1997               1996                 1995                 1994
                              -----------------   -----------------  -----------------  --------------------  -------------------
                               Amount   Percent   Amount   Percent   Amount    Percent   Amount     Percent    Amount     Percent
                              -----------------   -----------------  -----------------  --------------------  -------------------
                                                                            (Dollars in Thousands)

Fixed-Rate Loans:
Real estate:
One- to four-family..........  $76,331    74.36%  $50,671    66.00%  $43,583    80.29%   $36,358      79.14%   $28,654     74.86%
Multi-family.................   11,887    11.58     4,767     6.21     2,783     5.13      3,386       7.37      3,742      9.78
Commercial...................      191      .18       209      .27       573     1.06      1,101       2.40      1,566      4.09
Construction or development..      ---      ---       ---      ---       ---      ---        ---        ---        ---       ---
                              --------  -------   -------   ------   -------   ------    -------     ------    -------    ------
  Total real estate loans....   88,409    86.12    55,647    72.48    46,939    86.48     40,845      88.91     33,962     88.73
Consumer.....................    3,354     3.27     3,329     4.34     2,584     4.76      2,368       5.15      2,178      5.68
                              --------   ------   -------   ------   -------   ------    -------     ------    -------    ------
  Total fixed-rate loans.....   91,763    89.39    58,976    76.82    49,523    91.24     43,213      94.06     36,140     94.41

Adjustable-Rate Loans:
Real estate:
One-to four-family...........   10,710    10.43    17,612    22.94     4,756     8.76      2,731       5.94      2,138      5.59
Multi-family.................      183      .18       184      .24       ---      ---        ---        ---        ---       ---
                              --------  -------   -------   ------    ------   ------     ------     ------     ------    ------
Total adjustable rate loans..   10,893    10.61    17,796    23.18     4,756     8.76      2,731       5.94      2,138      5.59
                              --------  -------   -------   ------    ------   ------     ------     ------     ------    ------

  Total loans................  102,656  100.00%    76,772   100.00%   54,279   100.00%    45,944     100.00%    38,278    100.00%
                                        =======             ======             ======                ======               ======
Less:
----
Loans in process.............     (313)              (125)               ---                 (28)                  ---
Deferred fees and discounts..      409                287                  2                 (84)                 (150)
Allowance for losses.........     (775)              (775)              (745)               (600)                 (469)
                              --------            -------            -------             -------               -------
  Total loans receivable, net $101,977            $76,159            $53,536             $45,232               $37,659
                              ========            =======            =======             =======               =======

      The following schedule illustrates the contractual maturity of the Bank's loan portfolio at December 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                        Real Estate
                          ---------------------------------------
                                               Multi-family and
                                               Commercial Real
                          One- to four-family       Estate             Consumer              Total
                          ------------------- ------------------- -------------------- -------------------
                                    Weighted            Weighted           Weighted               Weighted
                                     Average             Average            Average                Average
                           Amount     Rate     Amount     Rate     Amount     Rate      Amount       Rate
                          ------------------- ------------------- -------------------- -------------------
                                                        (Dollars in Thousands)

 Due During Year(s) Ended
       December 31,
1999(1)...................  $     5    7.50%  $   ---      ---%    $  222     10.29%   $    227     10.22%
2000 and 2001.............      901    7.94       111     8.93      1,078      8.02       2,090      8.04
2002 to 2006..............    9,857    7.26     1,658     7.90      1,426      8.36      12,941      7.46
2007 to 2021..............   44,889    7.08     9,789     7.63        628      8.46      55,306      7.20
2022 and following........   31,389    7.31       703     7.80        ---       ---      32,092      7.32
                            -------           -------              ------               -------
    Total.................  $87,041           $12,261              $3,354              $102,656
                            =======           =======              ======              ========

-------------
(1) Included demand loans, loans having no stated maturity and overdraft loans.



      The total amount of loans due after December 31, 1999 which have predetermined interest rates is $91.5 million while the total amount of loans due after such dates which have floating or adjustable interest rates is $10.9 million.

      One- to Four-Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four- family residences. Historically, the Bank focused its residential lending activities on fixed rate loans with 30 year terms. In the 1980s, in order to reduce the average term to repricing of its assets, the Bank began to stress also the origination of 15 year fixed rate loans as well as adjustable rate loans. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area. All mortgage loans currently originated by the Bank are retained and serviced by it, although the Bank may consider selling a portion of its residential loan originations in the future.

      The Bank currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. The Bank also offers a fixed rate seven year balloon product with a 30 year amortization schedule which is due in seven years but which, under certain circumstances, may be converted into a fully amortizing fixed rate loan for an additional term of up to 23 years. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. As of December 31, 1998, the Bank had $8.5 million of fixed rate loans (most of which were seven year balloon loans) with original terms of less than 10 years, $39.6 million of fixed rate loans with original terms of 10-15 years and $28.2 million of fixed rate loans with original terms of more than 15 years. See "--Originations, Purchases and Sales and Loans and Mortgage-Backed Securities."

      The Bank also offers ARMs which carry interest rates which adjust annually at a margin (generally 250 basis points) over the yield on the One Year Average Monthly U.S. Treasury Constant Maturity Index ("one year CMT"). Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for up to 200 basis point annual interest rate change cap and a lifetime cap generally 600 basis points over the initial rate. Initial interest rates offered on the Bank's ARMs may be approximately 100 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate. As a result, the risk of default on these loans may increase as interest rates increase. The Bank also originates ARMs which carry interest rates which are fixed for an initial term of up to five years and subsequently adjust annually to a margin over the one-year CMT. The Bank's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and may be convertible into fixed-rate loans. At December 31, 1998, one- to four-family ARMs totaled $10.7 million or 10.43% of the Bank's total loan portfolio.

      Hemlock Federal will generally lend up to 90% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans. The loan-to-value ratio on non-owner occupied, one- to four-family loans is generally 80% of the lesser of the sales price or appraised value of the security property. Non-owner occupied one-to four-family loans may pose a greater risk to the Bank than traditional owner occupied one- to four-family loans. In underwriting one- to four-family residential real estate loans, the Bank currently evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios.

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

      While the Bank seeks to originate most of its one- to four-family residential loans in amounts which are less than or equal to the applicable Federal Home Loan Mortgage Corporation maximum (currently $240,000), the Bank does, on an exception basis, make one-to four-family residential loans in amounts in excess of such maximum. The Bank's delinquency experience on such loans has been similar to its experience on its other residential loans.

      The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

      Multi-family and Commercial Real Estate Lending. In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank from time to time originates permanent multi-family real estate loans secured by properties in its primary market area. The Bank made a strategic decision in the early 1990s to eliminate its commercial real estate lending program. At December 31, 1998, the Bank had multi-family loans totaling $12.1 million, or 11.76% of the Bank's total loan portfolio, and $191,000 in commercial real estate loans, representing 0.18% of the total loan portfolio.

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

      At December 31, 1998, the Bank's largest commercial real estate or multi-family loan outstanding totaled $402,000 and was secured by a 12-unit apartment building in Bridgeview, Illinois.

      Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. While the Bank has experienced losses on several multi-family and commercial real estate loans in the past, as of December 31, 1998, there were no multi-family loans or commercial real estate loans delinquent 90 days or more.

      Consumer Lending. Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank originates a variety of different types of consumer loans, including home equity loans, automobile and deposit account loans for household and personal purposes. Due to the tax advantages to the borrower of home equity loans, the Bank has focused its recent consumer lending activities on home equity lending. At December 31, 1998 consumer loans totaled $3.4 million or 3.27% of total loans outstanding.

      Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans are made at fixed interest rates, with terms of up to 10 years.

      The Bank's home equity loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 85% of the appraised value of the property or $50,000. These loans are written with fixed terms of up to 10 years and carry fixed interest rates. At December 31, 1998, the Bank's home equity loans totaled $2.8 million, or 2.77% of the Bank's total loan portfolio. In 1998 the Bank also began offering home equity lines of credit to qualifying borrowers. These loans, when combined with the balance of a first mortgage lien, may not exceed 90% if the first mortgage lien is held by the Bank, or 80% if the first mortgage lien is held elsewhere, or in either case $100,000. At December 31, 1998, the Bank's home equity lines of credit totaled $522,000 outstanding, or 0.5% of the Bank's total loan portfolio.

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

     In order to supplement loan originations, the Bank has acquired a substantial amount of mortgage-backed and other securities which are held, depending on the investment intent, in the "held-to-maturity" or "available-for-sale" portfolios. See "Investment Activities - Mortgage- Backed and Related Securities." In addition, depending on market conditions, the Bank may also consider the purchase of residential loans from other lenders.

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


                                                        Year Ended
                                                       December 31,
                                          -------------------------------------
                                              1998          1997         1996
                                          ------------- ------------  ---------
                                                      (In Thousands)

Originations by type:
Adjustable rate:
  Real estate - one- to four-family......   $    981      $ 1,852       $2,569
                  - multi-family.........        ---          185          ---
                                            --------      -------       ------
        Total adjustable-rate............        981        2,037        2,569
Fixed rate:
  Real estate - one- to four-family......     37,090       12,782       11,439
                  - multi-family.........      8,062        2,358          404
  Non-real estate - consumer.............      1,838        2,158        1,308
                                            --------      -------       ------
        Total fixed-rate.................     46,990       17,298       13,151
                                            --------      -------       ------
          Total loans originated.........     47,971       19,335       15,720

Purchases;
  Real estate - one- to four-family......        ---       12,607          ---

Principal repayments.....................    (22,087)      (9,449)      (7,385)
                                            --------      -------       ------
        Total reductions.................    (22,087)      (9,449)      (7,385)
Increase (decrease) in other items, net..        (66)         130          (31)
                                            --------      -------       ------
        Net increase.....................   $ 25,818      $22,623       $8,304
                                            ========      =======       ======


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

      Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1998. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue. Percentages are exclusive of mortgage-backed securities.



                                               Real Estate
                         ---------------------------------------------------
                             One- to four-family   Commercial/Multi-Family         Consumer and Other              Total
                         ------------------------ --------------------------  -------------------------- ---------------------------
                         Number   Amount Percent  Number   Amount   Percent    Number   Amount   Percent   Number  Amount   Percent
                         ------- ------- -------- ------ --------- ---------  -------- -------- -------- -------- -------- ---------
                                                                      (Dollars in Thousands)

Loans delinquent for
December 31, 1998:
 30-59 days.............    ---    $ ---    ---%     ---   $  ---       ---%      ---   $  ---      ---%      ---  $  ---     ---%
 60-89 days.............      5      269   0.31      ---      ---       ---       ---      ---      ---         5     269    0.26
 90 days and over.......      3      124   0.14      ---      ---       ---       ---      ---      ---         3     124    0.12
                          -----    -----   ----    -----     ----    ------     -----   ------    -----      ----  ------    ----
     Total..............      8    $ 393   0.45%     ---   $  ---       ---%      ---   $  ---      ---%        8  $  393    0.38%
                          =====    =====   ====    =====   ======    ======     =====   ======    =====      ====  ======    ====

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

      On the basis of management's review of its assets, at December 31, 1998, the Bank had classified a total of $393,000 of its loans and other assets as follows:

                                      December 31,
                                          1998
                                     --------------
                                     (In Thousands)

Special Mention...............          $      393
Substandard...................                 ---
Doubtful......................                 ---
Loss..........................                 ---
                                         ---------
     Total....................                 393
                                         =========
General loss allowance........                 775
                                         =========
Specific loss allowance.......                 ---
                                         =========
Charge-offs...................                  21
                                         =========

      Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

                                             December 31,
                                    ------------------------------
                                     1998        1997       1996
                                    -------- ---------- ----------
                                        (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.........        $124       $256    $    ---
  Multi-family................         ---        ---         ---
  Commercial real estate......         ---        ---         ---
  Construction or development.         ---        ---         ---
  Consumer....................         ---        ---         ---
                                   -------    -------      ------
       Total..................         124        256         ---

Accruing loans delinquent
more than 90 days:............         ---        ---         ---
  One- to four-family.........         ---        ---         ---
  Multi-family................         ---        ---         ---
  Commercial real estate......         ---        ---         ---
  Construction or development.         ---        ---         ---
  Consumer....................         ---        ---         ---
                                    ------     ------      ------
       Total..................         ---        ---         ---

Foreclosed assets:
  One- to four-family.........         ---        ---         ---
  Multi-family................         ---        ---         ---
  Commercial real estate......         ---        ---         ---
  Construction or development.         ---        ---         ---
  Consumer....................         ---        ---         ---
                                    ------     ------      ------
       Total..................         ---        ---         ---

Renegotiated loans............

Total non-performing assets...       $ 124      $ 256      $  ---
                                     =====      =====      ======
Total as a percentage of
total assets..................         .06%       .15%        ---%
                                     =====      =====      ======


      For the years ended  December  31, 1998 and 1997,  gross  interest  income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $10,493 and $19,713, respectively. The amounts that were included in interest income on such loans were $6,902 and $13,165 for the years ended December 31, 1998 and 1997, respectively.

      Management considers the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

      The following table sets forth an analysis of the Bank's allowance for loan losses.


                                      Year Ended December 31,
                                    ---------------------------
                                      1998      1997     1996
                                    -------- --------- --------
                                       (Dollars in Thousands)

Balance at beginning of period..      $775      $745      $600

Charge-offs:
  One- to four-family...........        21       ---         5
  Multi-family..................       ---       ---       ---
  Commercial real estate........       ---       ---       ---
  Consumer......................       ---       ---       ---
                                    ------     -----     -----
                                        21       ---         5
                                     -----     -----      ----

Recoveries:
  One- to four-family...........       ---       ---       ---
  Multi-family..................       ---       ---       ---
  Commercial real estate........       ---       ---       ---
  Consumer......................       ---       ---       ---
                                     -----     -----     -----
                                       ---       ---       ---
                                     -----     -----     -----

Net charge-offs.................       (21)      ---        (5)
Additions charged to operations.        21        30       150
                                     -----     -----     -----

Balance at end of period........      $775      $775      $745
                                      ====      ====      ====

Ratio of net charge-offs
(recoveries) during the period
 to average loans outstanding
 during the period..............      0.02%      ---%     0.01%

Ratio of net charge-offs
(recoveries) during
 the period to average
 non-performing assets..........     12.96%      ---%     3.52%
                                     =====      ====     =====

      The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:



                                                               December 31,
                      ------------------------------------------------------------------------------------------------
                                    1998                            1997                               1996
                      ------------------------------ -------------------------------- --------------------------------
                                             Percent                         Percent                          Percent
                                            of loans                         of loans                         of loans
                       Amount      Loan     in Each    Amount      Loan      in Each     Amount       Loan    in Each
                       of loan    Amounts   Category  of loan     Amounts    Category  of loan      Amounts   Category
                        loss        by      of Total   loss         by       of Total    loss         by      of Total
                      Allowance  Category    Loans   Allowance   Category     Loans    Allowance   Category    Loans
                      --------- ---------- --------- ---------- ----------- --------- ---------- ----------- ---------
                                                                 (In Thousands)

One- to four-family...   $174   $ 87,041     84.79%    $341       $68,283     88.94%     $242      $48,339      89.05%
Multi-family..........    119     12,070     11.76      149         4,951      6.45        83        2,783       5.13
Commercial real estate      6        191       .18       11           209       .27        29          573       1.06
Consumer..............     10      3,354      3.27       18         3,329      4.34        13        2,584       4.76
Unallocated...........    466        ---       ---      256           ---       ---       378          ---        ---
                         ----   --------    ------     ----       -------    ------      ----      -------     ------
     Total..........     $775   $102,656    100.00%    $775       $76,772    100.00%     $745      $54,279     100.00%
                         ====   ========    ======     ====       =======    ======      ====      =======     ======


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

Investment Activities

      General. Hemlock Federal must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, Hemlock Federal has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1998, Hemlock Federal's liquidity ratio for regulatory purposes was 10.45%.

      Generally, the investment policy of Hemlock Federal is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives.

As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that Hemlock Federal has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At December 31, 1998, Hemlock Federal had no securities which were classified as trading and $52.5 million of mortgage-backed and related securities and $6.1 million of other securities classified as held-to-maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At December 31, 1998, $28.7 million of mortgage-backed and related securities and $1.8 million of other securities were classified as available-for-sale.

      Mortgage-Backed and Related Securities. In order to supplement its lending activities and achieve its asset liability management goals, the Bank invests in mortgage-backed and related securities. As of December 31, 1998, all of the mortgage-backed and related securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AAA" by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

      Consistent with its asset/liability management strategy, at December 31, 1998, $60.5 million, or 74.5% of Hemlock Federal's mortgage-backed and related securities had adjustable or floating interest rates. In addition, as discussed below, as of the same date, the Bank had $12.8 million of fixed rate collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs") with anticipated average lives of five years or less.

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


                                                           December 31,
                        -----------------------------------------------------------------------------
                                   1998                       1997                     1996
                        --------------------------  ----------------------   ------------------------
                          Carrying         % of      Carrying      % of        Carrying     % of
                           Value          Total       Value        Total        Value       Total
                        -----------   ------------  ----------   ---------   -----------  -----------
                                           (Dollars in Thousands)

Mortgage-backed
securities
 held-to- maturity:
  GNMA.................  $ 19,186         24.23%     $ 4,328         7.02%     $ 3,058         4.81%
  FNMA.................    13,607         17.18       11,977        19.42       13,916        21.89
  FHLMC................     8,007         10.11        7,773        12.61       10,094        15.88
  CMOs.................    11,716         14.79        7,605        12.33        2,469         3.88
                         --------        ------      -------       ------      -------        -----
                           52,516         66.31       31,683        51.38       29,537        46.46
Mortgage-backed
securities
available-for- sale:
  FNMA.................     4,118          5.20        7,777        12.61       12,821        20.17
  FHLMC................     3,434          4.34        5,347         8.67        7,742        12.17
  CMOs.................    19,130         24.15       16,859        27.34       13,478        21.20
                         --------        ------      -------       ------      -------       ------
                           26,682         33.69       29,983        48.62       34,041        53.54
                         --------        ------      -------       ------      -------       ------

Total mortgage-backed
 securities............  $ 79,198        100.00%     $61,666       100.00%     $63,578       100.00%
                         ========        ======      =======       ======      =======       ======

      The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 1998.


                                                                                                                      December 31,
                                                                            Due in                                        1998
                                            ------------------------------------------------------------------- --------------------
                                            6 Months   6 Months   1 to     3 to 5  5 to 10  10 to 20    Over 20  Amortized  Carrying
                                             or Less  to 1 Year  3 Years    Years    Years    Years      Years     Cost      Value
                                            --------  ---------  -------  -------  -------  --------  --------- ----------  --------
                                                                                      (In Thousands)

Federal Home Loan Mortgage Corporation....    $  ---   $  ---    $   45    $ ---   $  896   $ 5,166   $  5,218   $ 11,325  $ 11,441
Federal National Mortgage Association.....       ---      ---       841      ---      323     7,545      8,913     17,622    17,725
Government National Mortgage Association..       ---      ---        13      ---       73     1,050     18,050     19,186    19,186
CMOs .....................................       ---      ---        60       82    6,999     1,688     21,937     30,766    30,846
                                              ------   ------    ------    -----   ------   -------   --------   --------  --------
     Total................................    $  ---   $  ---    $  959    $  82   $8,291   $15,449   $ 54,118   $ 78,899  $ 79,198
                                              ======   ======    ======    =====   ======   =======   ========   ========  ========

Weighted average yield....................       ---      ---      7.41%    9.00%    6.43%     7.78%      6.92%      7.04%     7.01%


      As of December 31, 1998, the Bank did not have any mortgage-backed securities in excess of 10% of retained earnings except for FNMA, FHLMC and GNMA issues, amounting to $17.7 million, $11.4 million and $19.2 million, respectively.

      The market values of a portion of the Bank's mortgage-backed securities held-to-maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns.

      The following table shows mortgage-backed securities purchase, sale and repayment activities of the Bank for the periods indicated.


                                                Year Ended December 31,
                                          --------------------------------------
                                             1998          1997          1996
                                          -----------  ------------  -----------
                                                      (In Thousands)

Purchases:
  Adjustable-rate.....................     $     ---     $ 3,561       $11,960
  Fixed-rate..........................        25,680         ---           ---
  CMOs................................        25,698      14,179        10,075
                                           ---------     -------       -------
         Total purchases..............        51,378      17,740        22,035

Sales:
  Adjustable-rate.....................           ---         ---           979
  Fixed-rate..........................           ---         ---           ---
  CMOs................................         1,911         ---         3,754
                                           ---------     -------       -------
          Total sales.................         1,911         ---         4,733

  Principal repayments................       (32,017)    (19,865)      (22,112)
  Discount/premium net change.........           333         (91)         (230)
  Fair value net change...............          (251)        304          (108)
                                           ---------     -------       -------
         Net increase (decrease)......     $  17,532     $(1,912)      $(5,148)
                                           =========     =======       =======

      The Bank continues to maintain a substantial portion of its assets in mortgage-backed securities, although in recent years the percentage of such securities to total assets has decreased. Since pass-through mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), and the Bank's CMOs and REMICs also carry lower yields (due to the implied federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans), in the event that the proportion of the Bank's assets consisting of mortgage-backed and related securities increases, the Bank's asset yields could be somewhat adversely affected. The Bank will evaluate mortgage-backed and related securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

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

      In order to complement its lending and mortgage-backed securities investment activities and to increase its holding of short and medium term assets, the Bank invests in liquidity investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 1998, the Bank's securities portfolio totaled $7.9 million. At December 31, 1998, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's retained earnings, other than federal agency obligations.

      The following table sets forth the composition of the Bank's securities and other earning assets at the dates indicated.


                                                                        December 31,
                                           ----------------------------------------------------------------------
                                                    1998                    1997                    1996
                                           ----------------------  ----------------------  ----------------------
                                            Carrying      % of       Carrying      % of      Carrying     % of
                                             Value        Total       Value        Total       Value      Total
                                           ----------------------  ----------------------  ----------------------
                                                                     (Dollars in Thousands)

Securities held-to-maturity:
  Federal agency obligations...........     $ 6,101      77.12%     $14,735        80.29%    $   ---         ---%

Securities available-for sale:
  Federal agency obligations...........       1,810      22.88        3,617        19.71       7,827      100.00
                                            -------     ------      -------       ------     -------      ------

       Total securities................     $ 7,911     100.00%     $18,352       100.00%    $ 7,827      100.00%
                                            =======     ======      =======       ======     =======      ======

Average remaining life of securities:         3 years                4 years                    1 year

Other earning assets:
  Interest-earning deposits with banks.     $ 3,107      47.42%     $12,169        85.34%    $15,639       90.45%
  FHLB stock...........................       1,850      28.24          987         6.92         901        5.21
  FHLMC stock..........................       1,595      24.34        1,103         7.74         751        4.34
                                            -------     ------      -------       ------     -------      ------
        Total..........................     $ 6,552     100.00%     $14,259       100.00%    $17,291      100.00%
                                            =======     ======      =======       ======     =======      ======


      The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.



                                                                 December 31, 1998
                               -------------------------------------------------------------------------------------
                                 Less Than      1 to 5        5 to 10         Over
                                  1 Year         Years         Years        10 years          Total Securities
                               ------------   -----------   -----------   -----------    ---------------------------
                                Book Value    Book Value    Book Value     Book Value    Book Value   Carrying Value
                               ------------   -----------   -----------   -----------    -----------  --------------
                                                              (Dollars in Thousands)

Federal agency obligations...    $  2,475      $  3,164      $  2,266         $  ---      $  7,905      $   7,911
                                 --------      --------      --------         ------      --------      ---------
Weighted average yield.......        4.38%         6.24%         6.64%           ---%         5.82%          5.81%
                                 ========      ========      ========         ======      ========      =========


Sources of Funds

     General. The Bank's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

      Deposits. Hemlock Federal offers deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, NOW, money market and various certificate accounts. The Bank relies primarily on competitive pricing and customer service to attract and retain these deposits. The Bank's customers may access their accounts through any of the Bank's four offices and three automated teller machines. In addition, the Bank's customers may access their accounts through CIRRUS, a nationwide ATM network. The Bank only solicits deposits in its market area and does not currently use brokers to obtain deposits.

      The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As a result, as customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows.

      The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. While the Bank experienced deposit growth of 9.31% in 1998, management believes this growth was due primarily to the consolidation of competition within its market area, and is therefore not sustainable. However, with the opening of a fourth full service branch office in Lemont, Illinois in December, 1998, management believes that deposit growth for the Bank will be greater than that experienced in the years 1997 and 1996.

      Management believes that the "core" portion of the Bank's regular savings, NOW and money market accounts can have a lower cost and be more resistant to interest rate changes than certificate accounts. These accounts increased $972,000 million since December 31, 1993. The Bank intends to utilize customer service and marketing initiatives in an effort to maintain the volume of such deposits. However, there can be no assurance as to whether the Bank will be able to maintain or increase its core deposits in the future.

      The following table sets forth the savings flows at the Bank during the periods indicated.


                                               Year Ended
                                              December 31,
                                  ---------------------------------------
                                     1998          1997          1996
                                  -----------   ----------   ------------
                                         (Dollars In Thousands)

Opening balance...............    $   130,958   $  131,243    $  130,741
Deposits......................        241,772      271,622       207,748
Withdrawals...................       (235,112)    (277,503)     (212,752)
Interest credited.............          5,531        5,596         5,506
                                  -----------   ----------    ----------
Ending balance................       $143,149   $  130,958    $  131,243
                                  ===========   ==========    ==========
Net increase (decrease).......    $    12,191   $     (285)   $      502
                                  -----------   ==========    ==========
Percent increase (decrease)...           9.31%       (0.22)%        0.38%
                                         ====        =====          ====


      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.



                                                             December 31,
                                  ------------------------------------------------------------------
                                          1998                    1997                   1996
                                  --------------------  ---------------------  ---------------------
                                              Percent                Percent                Percent
                                    Amount   of Total     Amount    of Total     Amount    of Total
                                  ---------  ---------  ---------  ----------  ---------  ----------
                                                        (Dollars in Thousands)

Transactions and Savings Deposits
Passbook Accounts 2.94%.........  $ 47,799     33.39%    $44,891      34.28%   $ 47,174      35.94%
NOW Accounts 2.02%..............    16,901     11.81      14,950      11.41      13,711      10.45
Money Market Accounts 3.20%.....     6,596      4.61       5,091       3.89       5,463       4.16
                                  --------    ------     -------     ------    --------     ------

Total Non-Certificates..........    71,296     49.81      64,932      49.58      66,348      50.55

Certificates:
0.00 - 3.99%....................        48      0.03         ---        ---         ---        ---
4.00 - 5.99%....................    66,193     46.24      57,588      43.98      56,735      43.23
6.00 - 7.99%....................     5,612      3.92       8,438       6.44       8,160       6.22
                                  --------    ------    --------     ------    --------     ------

Total Certificates..............    71,853     50.19      66,026      50.42      64,895      49.45
                                  --------    ------    --------     ------    --------     ------

Total Deposits..................  $143,149    100.00%   $130,958     100.00%   $131,243     100.00%
                                  ========    ======    ========     ======    ========     ======


      The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1998.



                                                     Maturity
                                --------------------------------------------------------
                                              Over      Over
                                 3 Months     3 to 6    6 to 12      Over
                                  or Less     Months    Months     12 months    Total
                                ----------- --------- ---------- ----------- -----------
                                                    (In Thousands)

Certificates of deposit less
 than $100,000.................    $    87   $ 14,140  $  29,097  $   22,607   $  65,931

Certificates of deposit of
 $100,000 or more..............        ---      1,122      3,110       1,690       5,922
                                   -------  --------- ----------  ----------   ---------

Total certificates of deposit..    $    87   $ 15,262  $  32,207  $   24,297   $  71,853
                                   =======   ========  =========  ==========   =========

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


                                         Year Ended
                                        December 31,
                                 ------------------------------
                                    1998       1997      1996
                                 ---------- ---------- --------
                                   (Dollars In Thousands)
Maximum Balance:
  FHLB Advances...............   $ 37,000   $ 11,000  $  1,500

Average Balance:
  FHLB Advances...............   $ 24,923  $   3,462  $  1,500

      The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.


                                                         December 31,
                                             -----------------------------------
                                                1998          1997        1996
                                             ----------    ---------     -------
                                                  (Dollars in Thousands)

FHLB advances............................  $   31,000    $ 11,000      $ 1,500


Weighted average interest rate
during the period of FHLB advances.......        5.42%       5.86%        9.72%

Weighted average interest rate
at end of period of FHLB advances........        4.91%       5.86%        9.72%


Subsidiary and Other Activities

      As a federally chartered savings bank, Hemlock Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly. At December 31, 1998, Hemlock Federal did not have any subsidiaries.

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

Federal Regulation of Savings Associations

      The OTS has extensive authority over the operations of savings associations. As part of this authority, Hemlock Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Hemlock Federal were as of September 1997 and February 1995, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Hemlock Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Hemlock Federal's OTS assessment for the fiscal year ended December 31, 1998 was $51,000.

      The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Hemlock Federal and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

      Hemlock Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, Hemlock Federal's lending limit under this restriction was $3.9 million. Hemlock Federal is in compliance with the loans-to-one-borrower limitation.

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

In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1998, Hemlock Federal did not have any intangible assets recorded as assets on its financial statements.

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

      At  December  31,  1998,  Hemlock  Federal had  tangible  capital of $22.7 million, or 11.24% of adjusted total assets, which is approximately $19.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1998, Hemlock Federal had no intangibles which were subject to these tests.

      At December 31, 1998, Hemlock Federal had core capital equal to $22.7 million, or 11.24% of adjusted total assets, which is $14.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1998, Hemlock Federal had $775,000 of general loss reserves and no capital instruments that qualify as supplementary capital, which was less than 1.25% of risk-weighted assets.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Hemlock Federal had no such exclusions from capital and assets at December 31, 1998.

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

     On December 31, 1998, Hemlock Federal had total capital of $23.4 million (including $22.7 million in core capital and $775,000 in qualifying supplementary capital) and risk-weighted assets of $78.2 million; or total capital of 30% of risk-weighted assets. This amount was $17.2 million above the 8% requirement in effect on that date.

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

      In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1998, Hemlock Federal was in compliance with both requirements, with an overall liquid asset ratio of 10.45% and a short-term liquid assets ratio of 10.19%.

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

Qualified Thrift Lender Test

      All savings associations, including Hemlock Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either such test such assets primarily consist of residential housing related loans and investments. At December 31, 1998, Hemlock Federal met the test and has always met the test since its effectiveness.

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

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, Hemlock Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

      As a member, Hemlock Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1998, Hemlock Federal had $1.9 million in FHLB stock, which was in compliance with this requirement. In past years, Hemlock Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 5.63% and were 4.59% for calendar year 1998.

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

      For the year ended December 31, 1998, dividends paid by the FHLB of Chicago to Hemlock Federal totaled $76,000, which constitute a $12,000 increase from the amount of dividends received in calendar year 1997. The $76,000 dividend received for the year ended December 31, 1998, reflects an annualized rate of 4.59%.

Federal and State Taxation

      Savings associations, such as Hemlock Federal, are permitted to establish reserves using an experience method for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

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

      To the extent earnings appropriated to a savings association's bad debt reserves exceed the allowable amount of such reserves computed under the experience method ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1998, Hemlock Federal's Excess for tax purposes totaled approximately $3.1 million.

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

      Competition for those deposits is principally from commercial banks, credit unions, mutual funds, securities firms and other savings institutions located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering competitive rates, convenient business hours and a customer-oriented staff.

Executive Officers Of the Registrant Who Are Not Directors

      The following information as to the business experience during the last five years is supplied with respect to executive officers of the Bank who do not serve on the Company's or the Bank's Board of Directors.

     Jean  M.  Thornton.   Ms.  Thornton,   age  38,  is  currently  serving  as
Vice-President, Controller/Treasurer. She has worked at the Bank since 1991 as Chief Accountant, and as Treasurer since 1995.

Employees

      At December 31, 1998, the Bank had a total of 73 employees including 19 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Item 2.  Properties

      The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1998. At December 31, 1998, the Bank's premises had an aggregate net book value of approximately $2.86 million.


                                     Year         Owned or    Net Book Value at
Location                           Acquired        Leased     December 31, 1998
-------------------------------   ----------  -------------- -------------------
                                                                (In Thousands)
Main Office:
5700 West 159th Street               1974          Owned                   $511
Oak Forest, Illinois  60452

Full Service Branches:
8855 South Ridgeland Ave.            1975          Leased(1)                168
Oak Lawn, Illinois  60453

4646 South Damen Avenue              1990          Leased                   ---
Chicago, Illinois   60609

15730 West 127th Street              1998          Owned(2)               2,185
Lemont, Illinois 60439

(1) The land on which the Oak Lawn branch is built is leased. Under the terms of the lease, upon the expiration of the lease in 2005, title to the building housing the branch which is currently held by the Bank, will pass to the landlord.

(2) Construction of the building was completed in December, 1998.

      The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company.

      The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1998 was approximately $191,546.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      Page 48 of the Annual Report is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

      Pages 5 through 19 of the Annual Report is herein incorporated by reference.

Item 7.  Financial Statements

      (a) Financial Statements

      The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section                             Pages in Annual Report

Common Stock and Related Information                        48

Selected Financial and Other Data                            3

Management's Discussion and Analysis                         5
 of Financial Condition and Results
 of Operations

Report of Independent Auditors                              20

Consolidated Statements of Financial Condition              21
  as of December 31, 1998 and 1997

Consolidated Statements of Income                           22
  for Years Ended December 31, 1998,
  1997 and 1996

Consolidated Statements of Changes in                       23
  Stockholders' Equity for Years Ended
  December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows                       25
 for Years Ended December 31, 1998,
 1997 and 1996

Notes to Consolidated Financial                             27
 Statements

      With the exception of the aforementioned information, the Corporation's Annual Report to Stockholders for the year ended December 31, 1998 is not deemed filed as part of this Annual Report on Form 10-K.

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

                                   PART III

Item 9.  Directors, Executive Officers Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act

      Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and
              Management


      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K

      (a)  Exhibits


                                                                   Reference to
   Regulation                                                    Prior filing or
   S-K Exhibit                                                   Exhibit Number
     Number                              Document                Attached Hereto

2        Plan of acquisition, reorganization, arrangement,            None
         liquidation or succession
3(i)     Articles of Incorporation                                      *
3(ii)    By-Laws                                                        *
4        Instruments defining the rights of security holders,           *
         including debentures
9        Voting Trust Agreement                                       None
10       Material contracts:
         (i)      Stock Option and Incentive Plan                       *
         (ii)     Recognition and Retention Plan                        *
         (iii) Employment Agreement with Executive Officers             *
11       Statement re: computation of per share earnings              None
13       Annual Report                                                 13
16       Letter re: change in certifying accountants                  None
21       Subsidiaries of Registrant                                    21
22       Published report regarding matters submitted to vote         None
         of security holders
23       Consent of Experts and Counsel                           Not required
24       Power of attorney                                        Not required
27       Financial Data Schedule                                       27
28       Information from reports furnished to state insurance        None
         regulatory authorities
99       Additional Exhibits                                          None

----------------

* Filed as exhibit to the Company's Form S-1 registration statement filed on December 27, 1996 (File No. 333-18895) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         The Company did not file any reports on Form 8-K during the quarter ended December
31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEMLOCK FEDERAL
                                        FINANCIAL CORPORATION


                                        By:  /s/ Maureen G. Partynski
                                           ------------------------------------
                                           Maureen G. Partynski, Chairman of
                                           the Board and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

  /s/ Michael R. Stevens                        /s/ Kenneth J. Bazarnik
----------------------------------           ----------------------------------
Michael R. Stevens, President,               Kenneth J. Bazarnik, Director
  Chief Financial and Accounting
  Officer and Director

Date:    March 30, 1999                      Date:    March 30, 1999

  /s/ Rosanne Pastorek-Belczak                  /s/ Charles Gjondla
----------------------------------           ----------------------------------
Rosanne Pastorek-Belczak,                    Charles Gjondla, Director
  Vice-President/ Secretary
  and Director

Date:    March 30, 1999                      Date:    March 30, 1999


   /s/ Frank A. Bucz                            /s/ G. Gerald Schiera
----------------------------------           ----------------------------------
Frank A. Bucz, Auditor/                      G. Gerald Schiera, Director
   Consultant and Director

Date:    March 30, 1999                      Date:    March 30, 1999

                                 Exhibit Index




  Exhibit
    No.                       Document
13          Annual Report
21          Subsidiaries of Registrant
27          Financial Data Schedule