Form 10-Q
period 1999-03-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 1999-05-17
CIK 1029654

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549






                                   FORM 10-QSB
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the
transition period from                            to
                       ------------------------     ----------------------------

Commission file number         000-22103

                         HEMLOCK FEDERAL FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

     Delaware                                                   36-4126192
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              IRS Employer
Incorporation or Organization)                               Identification No.)

                   5700 West 159th Street                  60452
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)     (Zip Code)

                                  708-687-9400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES   X        NO
                                                    -------       --------
Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class                                              Outstanding at April 28, 1999
--------------------------------------------------------------------------------
Common Stock, par value $.01                            1,794,922 shares

                         HEMLOCK FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                                      INDEX


Part I.  Financial Information

  Item 1. Financial Statements

   Condensed Consolidated Statements of Condition as of March 31, 1999
     and December 31, 1998.................................................    3

   Condensed Consolidated Statements of Income for the three months
     ended March 31, 1999 and 1998.........................................    4

   Condensed Consolidated Statements of Cash Flows for the three
     months ended March 31, 1999 and 1998..................................    5

   Condensed Consolidated Statements of Changes in Stockholders' Equity
     for the three months ended March 31, 1999 and 1998....................    7

   Notes to the Condensed Consolidated Financial Statements as of
     March 31, 1999........................................................    9

 Item 2.  Management's Discussion and Analysis of the Financial Condition
 and Results of Operation..................................................   11

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....   17

Part II. Other Information.................................................   19

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION


                                                   March 31,       December 31,
ASSETS                                               1999              1998
                                                  ---------         ----------

Cash on hand and due from banks                   $   2,475         $    6,036

Securities available-for-sale, at fair value         29,208             30,513
Securities held-to-maturity (fair value:             54,426             58,617
  1999 - $55,214, 1998 - $59,527)

Loans Receivable, net                               110,481            101,977

Property, plant and equipment, net                    3,586              3,567
FHLB Stock, at cost                                   1,850              1,850
Accrued interest and other assets                     1,805              1,864
                                                  ---------         ----------
Total Assets                                      $ 203,831         $  204,424
                                                  =========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                          $ 146,689         $  143,149
FHLB advances                                        27,000             31,000
Advances from borrowers for taxes and insurance         710              1,075
Accrued interest and other liabilities                2,102              1,994
                                                  ---------         ----------
Total Liabilities                                   176,501            177,218

Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares
  authorized; 2,076,325 shares issued                    21                 21
Surplus                                              20,222             20,208
Unearned ESOP                                        (1,287)            (1,329)
Unearned stock awards                                (1,055)            (1,120)
Treasury Stock                                       (4,863)            (4,863)
Retained earnings                                    13,387             13,207
Net unrealized gain on securities
  available-for-sale, net of tax                        905              1,082
                                                  ---------         ----------
Total Stockholders' Equity                           27,330             27,206
                                                  ---------         ----------
Total Liabilities and Stockholders'  Equity       $ 203,831         $  204,424
                                                  =========         ==========

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                   March 31,       December 31,
                                                     1999              1998
                                                  ---------         ----------

Interest and Dividend Income
Loans                                             $   1,866         $    1,473
Investment Securities                                 1,405              1,386
Interest-bearing deposits                                72                246
                                                  ---------         ----------
Total Interest Income                                 3,343              3,105

Interest expense
Deposits                                              1,410              1,348
FHLB advances                                           348                263
                                                  ---------         ----------
Total Interest Expense                                1,758              1,611

Net interest income                                   1,585              1,494
Provision for loan losses                                 0                  0
                                                  ---------         ----------
Net interest income after provision
  for loan losses                                     1,585              1,494

Non-interest income
Service fees                                            128                138
Gain on Sale of Securities                               33                  0
Other income                                             37                 29
                                                  ---------         ----------
Total Non-interest Income                               198                167


Non-interest expenses
Salaries nad employee benefits                          592                535
Occupancy and equipment expense                         224                143
Computer service fees                                    69                 64
Other expenses                                          255                260
                                                  ---------         ----------
Total Non-interest Expense                            1,140              1,002
                                                  ---------         ----------
Income before income taxes                              643                659

Provision for income taxes                              248                255
                                                  ---------         ----------
Net Income                                        $     395         $      404
                                                  =========         ==========
Earnings per share                                $    0.25         $     0.21
                                                  =========         ==========

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   March 31,       December 31,
                                                     1999              1998
                                                  ---------         ----------

Cash flows from operating activites
Net income                                        $     395         $      404

Adjustments to reconcile net income to net
  cash from operating activities
      Provision for depreciation                         57                 27
      Net amoritization of investment security
        premiums/discounts                               64                 61
      Change in deferred loan fees                      (54)               (25)
      Gain on sale of securities                        (33)                 0
      Provision for loan losses                           0                  0
      Change in accrued interest receivable and
        other liabilities                                 4               (387)
      Change in accured interest payable and
        other liabilities                               221             (1,266)
      Stock Awards Expense                               65                 65
      ESOP compensation                                  56                 80
                                                  ---------         ----------
Net cash used in operating activities                   775             (1,041)

Cash flows from investing activities
Purchase of securities available-for-sale            (3,262)            (3,181)
Proceeds from sales of securities
   availabe-for-sale                                     34                  0
Principal payments of mortgage-backed
   securities and collateralized
   mortgage obligations                              13,227              8,972
Proceeds from maturities and calls of securities      1,174              2,450
Purchase of FHLB stock                                    0               (213)
Net increase in loans                                (8,450)            (5,474)
Purchases of securities held-to-maturity             (5,997)           (17,684)
Purchases of building and equipment, net                (77)              (209)
                                                  ---------         ----------
Net cash used in investing activities                (3,351)           (15,339)

Cash flows from financing activities
Net increase in deposits                              3,540              2,306
Decrease in advance payments by borrowers
   for taxes and insurance                             (365)              (266)
Issuance of Common Stock                                  0                  0
Process of FHLB Advances                             (4,000)            13,000
Stock conversion expense                                  0                  0
Dividends Paid                                         (160)              (145)
                                                  ---------         ----------
Net cash used in financing activities                  (985)            14,895

Net (decrease) in cash and cash equivalents          (3,561)            (1,485)

Cash and cash equvalents at beginning of period       6,036             14,883
                                                  ---------         ----------
Cash and cash equivalents at end of period        $   2,475         $   13,398
                                                  =========         ==========

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                   March 31,       December 31,
                                                     1999              1998
                                                  ---------         ----------


Supplemental disclosure of cash flow information
Cash paid during period for
     Interest                                     $   1,748         $    1,567
     Income taxes                                        18                 72

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS EQUITY
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                     Accumulated
                                                        Other
                                              Retained Compre-
                               Common                  hensive Unearned Treasury
                               Stock  Surplus Earnings Income    ESOP   Stock
                               ------- ------- ------- ------- -------- --------
Balance at December 31, 1997    $   21 $20,105 $12,203 $  975  $(1,495) $     -
ESOP shares earned                   -      38       -      -       42        -
Stock awards earned                  -       -       -      -        -        -
Cash dividends                       -       -    (144)     -        -        -
Comprehensive Income
    Net income                       -       -     404      -        -        -
Change in unrealized
  gain on securities
  available for sale,
  net of reclassification
  and tax effects                    -       -       -     98        -        -
        Total comprehensive
         income
Balance at March 31,  1998      $   21 $20,143 $12,463 $1,073  $(1,453) $     -
                                ====== ======= ======= ======  =======  =======


Balance at December 31, 1998    $   21 $20,208 $13,207 $1,082  $(1,329) $(4,863)
ESOP shares earned                   -      14       -      -       42        -
Stock awards earned                  -       -       -      -        -        -
Cash dividends                       -       -    (215)     -        -        -
Purchase of treasury stock           -       -       -      -        -        -
Comprehensive Income:
  Net income                         -       -     395      -        -        -
  Change in unrealized gain on
  securities available-for-sale,
  net of reclassification and
  tax effects
        Total comprehensive
         Income                      -       -       -   (177)       -        -

Balance at March 31, 1999       $   21 $20,222 $13,387 $  905  $(1,287) $(4,863)
                                ====== ======= ======= ======  =======  =======

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS EQUITY
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                       Unearned      Total
                                        Stock    Stockholder     Comprehensive
                                       Awards       Equity       Income (Loss)
                                    ------------ --------------- ---------------

Balance at December 31, 1997          $(1,382)       $30,427         $      -
ESOP shares earned                          -             80                -
Stock awards earned                        65             65                -
Cash dividends                              -           (144)               -
Comprehensive Income:
Net Income                                  -            404              404
Change in unrealized gain on
  securities available-for-sale,
  net of reclassification and
  tax effects                               -             98               98
Total comprehensive income

Balance at March 31,  1998            $(1,317)       $30,930             $502
                                      =======        =======             ====


Balance at December 31, 1998          $(1,120)       $27,206             $  -
ESOP shares earned                          -             56                -
Stock awards earned                        65             65                -
Cash dividends                              -           (215)               -
Purchase of treasury stock
Comprehensive income:
   Net income                               -            395              395
   Change in unrealized gain on
    securities available-for-sale,
    net of reclassification and
    tax effects
          Total comprehensive
           Income                           -           (177)            (177)
Balance at March 31, 1999             $(1,055)       $27,330             $218
                                      =======        =======             ====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999
--------------------------------------------------------------------------------


      NOTE 1

      Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the outstanding stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of March 31, 1999 and December 31, 1998, and the results of its consolidated operations, for the three month periods ended March 31, 1999 and 1998, and its consolidated cash flows and changes in stockholders' equity for the three month period ended March 31, 1999. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

      NOTE 3

      The Bank had the following contractual amounts of financial instruments outstanding at March 31, 1999 (in 000's):

      Commitments to originate loans                      $2,077,000
      Standby letters of credit                                    0

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999
--------------------------------------------------------------------------------



      NOTE 4

      A reconciliation of the numerators and denominators for earnings per common share computations is presented below.

                                                            Three months ended
                                                                March 31,
                                                          ----------------------
                                                            1999           1998
                                                          ------         -------
      Basic earnings per share
           Net income available to common stockholders    $  395         $   402
                                                          ======         =======

        Weighted average common shares outstanding         1,595           1,808

             Basic earnings per share                     $  .25         $   .21
                                                          ======         =======


     The Corporation's outstanding stock options and stock awards were not considered in the computations of earnings per common share - assuming dilution because the effects of assumed exercise would have been antidilutive.





















--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999
--------------------------------------------------------------------------------



      The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at March 31, 1999 and the consolidated results of operations for the three months ending March 31, 1999, compared to the same period in 1998. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.


      Results of Operations

      Net Income

      Consolidated net income of the Corporation for the first quarter of 1999 totaled $395,000, or $.25 per share, as compared to net income of $404,000, or $.21 per share earned for the first quarter of 1998. The decrease is the result of a $138,000 increase in operating expenses partially offset by a $31,000 increase in non-interest income and a $91,000 in increase in net interest income.

       Net Interest Income

      Net interest income before provision for loan losses was $1.59 million for the three month period ended March 31, 1999, as compared to $1.49 million for the same period in 1998. For the three month period ended March 31, 1999, interest income increased to $3.34 million from $3.11 million for the same period ended March 31, 1998. This increase is due primarily to an increase in the balance of securities and loans. Interest expense increased to $1.76 million for the three months ended March 31, 1999, from $1.61 million for the same period in 1998. This increase is attributable to increases in the balance of deposits and FHLB advances.

      Provision for Loan Losses

      No provision for loan losses was made during the three month period ending March 31, 1999, nor was a provision made during the same period one year ago. The Corporation's allowance for loan losses was $775,000 as of March 31, 1999, equal to .70% of total loans. The bank had non-performing assets totaling $134,000 as of March 31, 1999. Management believes the existing level of reserves is adequate, given current economic conditions as well as loss experience and credit demand.

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999
--------------------------------------------------------------------------------


      Changes In Non-Interest Income and Non-Interest Expense

      Non-interest income increased to $198,000 for the three month period ended March 31, 1999, as compared to $167,000 for the same period ended March 31, 1998. The increase is due primarily to a $33,000 gain on the sale of securities.

      Non-interest expense for the three month period ended March 31, 1999 increased to $1.14 million, as compared to $1.00 million for the same period ended March 31, 1998. The increase in expenses for the quarter is due to an increase in compensation and occupancy and equipment expense associated with the new branch office, which opened in December, 1998.


      Provision for Income Taxes

      The Corporation's federal and state income tax expense decreased to $248,000 for the three months ended March 31, 1999, from $255,000 for the same period ended March 31, 1998. The decrease in income tax was the result of a decrease in net income before income taxes.

      Financial Condition

      Consolidated total assets decreased to $203.83 million as of March 31, 1999, from $204.42 million as of December 31, 1998, a decrease in total assets of $590,000. Loans receivable increased to $110.48 million as of March 31, 1999 from $101.98 million as of December 31, 1998, due primarily to an increase in loan originations through the Bank's multi-family loan refinance program, which accounted for $5.64 million in loans originated during the most recent quarter. This increase was funded primarily through a decrease in cash, from $6.04 million as of December 31, 1998, to $2.48 million as of March 31, 1999, a decrease of $3.56 million, as well as a decrease of $4.19 million in securities held to maturity, from $58.62 million as of December 31, 1998, to $54.43 million as of March 31, 1999.

      Total liabilities decreased to $176.50 million as of March 31, 1999, from $177.22 million as of December 31, 1998. The $720,000 decrease in liabilities is due to a $4.00 million decrease in FHLB borrowings, which fell to $27.00 million as of March 31, 1999, from $31.00 million as of December 31, 1998. This was partially offset by a $3.54 million increase in total deposits, which grew to $146.69 million as of March 31, 1999 from $143.15 million as of December 31, 1998. The increase in deposits is primarily attributable to growth in our new Lemont branch office, which reached $7.08 million in deposits as of March 31, 1999.

      Stockholders' equity increased to $27.33 million as of March 31, 1999 from $27.21 million as of December 31, 1998, an increase of $120,000. This increase is attributable to the net income posted to retained earnings for the quarter.

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999
--------------------------------------------------------------------------------

      Capital Resources and Commitments

      The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 1999 and December 31, 1998.

                                                               Actual
                                          Regulatory     --------------------
                                         Requirement     3/31/99     12/31/98
                                        --------------   ---------  ---------

      Core capital                          4.0%          11.40%       12.30%
      Risk-based capital                    8.0%          28.53%       34.85%


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

      The Bank's regulatory liquidity ratio at March 31, 1999 was 10.99%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $2.08 million at March 31, 1999.

      Impact of New Accounting Standards

      Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and is assessing performance. The Company operates in only one business segment.

      Statement of Financial Accounting Standards (Statement) No. 133 on derivatives will, in 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 is not expected to have a material impact on the Company's financial statements.

      Statement No. 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading; available-for-sale; or, in certain circumstances, held-to- maturity. Currently, these must be classified as trading. Since the Company has not securitized mortgage loans, Statement No. 134 is not expected to affect the Company.

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999
--------------------------------------------------------------------------------

      The Financial Accounting Standards Board continues to study several issues, including recording all financial instruments at fair value and abolishing pooling-of-interests accounting. Also, it is likely that APB 25's measurement for stock option plans will be limited to employees and not to non-employees such as directors, thereby causing compensation expense to be required for 1999 awards of stock options to outside directors.

      Year 2000

      General. The Year 2000 ("Y2K") issue confronting the Company and its suppliers, customers, customers' suppliers, and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six-digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

      Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on Y2K project management awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to the data exchange and the potential impact of the Y2K issue on their customers, suppliers, and borrowers. These statements also require each federally regulated institution to survey its exposure, measure its risk, and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have assessed that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions, or the imposition of civil money penalties.

      Risks.  Like  most  financial  service  providers,  the  Company  and  its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment on due dates, and all operating functions, could generate results which are significantly misstated and the Company could experience an inability to process transactions, prepare statements, or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999
--------------------------------------------------------------------------------


      State of Readiness. The Company has established a formal plan to address the Y2K issue consisting of the following phases:

            Awareness Phase. The Company formally established a Y2K plan and established a project team for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. This phase is substantially complete.

            Renovation Phase. The Company's corporate inventory revealed that Y2K upgrades were available for all vendor-supplied mission-critical systems, and all these Y2K-ready versions have been delivered and placed into production and have entered the validation process.

            Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date-sensitive data. The Company has substantially completed the validation testing of each mission-critical system. The project team completed various tests, and during the validation testing process, no significant Y2K problems have been identified relating to any modified or upgraded mission-critical system.

            Company Resources Invested. The Company's Y2K project team has been assigned the task of ensuring that all systems across the Company are identified, analyzed for Y2K compliance, corrected if necessary, tested, and have the changes into service by March 31, 1999. The Y2K project team members represent all functional areas of the Company, including data processing, loan administration, accounting, item processing and operations, compliance, human resources, and marketing. The Company's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives quarterly updates from, the Y2K team.

            The Company is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project since commencement for the Company is estimated to be less than $30,000. The Company does not expect significant increases in future data processing costs related to Y2K compliance.

            Contingency Plans. During the assessment phase, the Company began developing back-up or contingency plans for each of its mission-critical systems. Virtually all of the Company's mission-critical systems are dependent upon third party vendors or service providers. Therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor si unable or unwilling to correct the failure, the Company will convert to a new system for a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected.

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999
--------------------------------------------------------------------------------


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

      Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Pursuant to this regulation, thrift institutions with greater than "normal" interest rate exposure must take a

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999
--------------------------------------------------------------------------------

      deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Savings institutions, however, with less than $300 million in assets and a total capital ratio in excess of 12%, will be exempt from this requirement unless the OTS determines otherwise. The OTS has postponed the implementation of the rule until further notice. Based upon its asset size and capital level at March 31, 1999, the Bank would qualify for an exemption from this rule; however, management believes that the Bank would not be required to make a deduction from capital if it were subject to this rule.

      The following table sets forth, at December 31, 1998, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-400 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.


              Change in                                     Estimated Increase
              Interest      Estimated     Ratio of NPV      (Decrease) in NPV
               Rates           NPV            to        ------------------------
           (Basis Points)    Amount      PV of Assets      Amount        Percent
              --------     ----------     ----------    ------------   ---------
                                  (Dollars in Thousands)

               +400         $18,194         9.60%        $(10,183)         (36)%
               +300          21,362        11.00           (7,015)         (25)
               +200          24,395        12.25           (3,982)         (14)
               +100          26,870        13.21           (1,507)          (5)
                ---          28,377        13.71              ---          ---
               -100          28,735        13.71              359            1
               -200          28,617        13.51              240            1
               -300          28,962        13.48              585            2
               -400          29,027        13.33              650            2


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

      While the above estimates are based on data provided as of December 31, 1998, management believes that the Bank's rate risk as of March 31, 1999 has not significantly changed from the level indicated in the above table.

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999
--------------------------------------------------------------------------------

      Part II     Other Information

      Item 1.     Legal Proceedings
                       None

      Item 2.     Changes in Securities and Use of Proceeds
                       None

      Item 3.     Defaults upon Senior Securities
                       None

      Item 4.     Submission of Matters to a vote of Security Holders

      The following is a record of the votes cast at the Corporation's Annual Meeting of Stockholders in the election of directors of the Corporation:

                                         FOR                     VOTE WITHHELD

      Charles Gjondla                 1,526,774                     20,385
      Maureen G. Partynski            1,527,549                     19,610


      Accordingly, the individuals named above were declared to be duly elected directors of the Corporation for the term indicated.

                  The following is a record of the votes cast in respect of the proposal to ratify the appointment of Crowe, Chizek and Company LLP as the Corporation's auditors for the fiscal year ending December 31, 1999.

                         NUMBER OF            ELIGIBLE          ACTUALLY
                          VOTES              TO BE CAST           CAST
      FOR              1,523,500               84.88%            98.47%
      AGAINST             13,355                0.74%             0.86%
      ABSTAIN             10,304                0.57%             0.67%

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


      HEMLOCK FEDERAL FINANCIAL CORP.
      (Registrant)


      /s/ Maureen G. Partynski
      ------------------------------------
      Maureen G. Partynski
      Chief Executive Officer
      May 12, 1999


      /s/ Michael R. Stevens
      ------------------------------------
      Michael R. Stevens
      President
      May 12, 1999


--------------------------------------------------------------------------------