Form 10-Q/A
period 1999-03-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 1999-06-02
CIK 1029654

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                                   (Mark  One)



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

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                       (In thousands, except share data)

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
                                                  =========         ==========

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                       (In thousands, except share data)

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
                                                  =========         ==========

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (In thousands)

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

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS EQUITY
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                       (In thousands, except share data)

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
                                ====== ======= ======= ======  =======  =======

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS EQUITY
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                       (In thousands, except share data)


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

      NOTE 3

      The Bank had the following contractual amounts of financial instruments outstanding at March 31, 1999 (in 000's):

      Commitments to originate loans                          $2,077
      Standby letters of credit                                    0

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

                                                            Three months ended
                                                                March 31,
                                                          ----------------------
                                                            1999           1998
                                                          ----------- ----------
                                                           (In thousands, except
                                                              per share data)
      Basic earnings per share
           Net income available to common stockholders    $  395         $   402
                                                          ======         =======

        Weighted average common shares outstanding         1,595           1,808

             Basic earnings per share                     $  .25         $   .21
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


      HEMLOCK FEDERAL FINANCIAL CORP.
      (Registrant)


      /s/ Maureen G. Partynski
      ------------------------------------
      Maureen G. Partynski
      Chief Executive Officer
      June 2, 1999


      /s/ Michael R. Stevens
      ------------------------------------
      Michael R. Stevens
      President
      June 2, 1999


--------------------------------------------------------------------------------