Form 10QSB
period 1999-06-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 1999-08-16
CIK 1029654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          June 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the
transition period from                            to

Commission file number         000-22103

                         HEMLOCK FEDERAL FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

                Delaware                                         36-4126192
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of                            (IRS Employer
     Incorporation or Organization)                          Identification No.)

         5700 West 159th Street                                     60452
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

                                                YES   X        NO    ___

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

          Class                               Outstanding at August 11, 1999
-----------------------------                -----------------------------------
Common Stock, par value $.01                          1,517,683 shares

                         HEMLOCK FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY



                                      INDEX



Part I.  Financial Information

 Item 1.    Financial Statements

  Condensed Consolidated Statements of Condition as of June 30, 1999
    and December 31, 1998.................................................... 3

  Condensed Consolidated Statements of Income for the three and six months ended June 30, 1998 and 1999............................................. 4

  Condensed Consolidated Statements of Cash Flows for the six
    months ended June 30, 1998 and 1999...................................... 5

  Condensed Consolidated Statements of Changes in Stockholders' Equity
    for the six months ended June 30, 1998 and 1999.......................... 7

  Notes to the Condensed Consolidated Financial Statements as of
    June 30, 1999............................................................ 9

 Item 2.    Management's Discussion and Analysis of the Financial Condition
  and Results of Operation...................................................11

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk......16

Part II. Other Information...................................................19

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)

                                                         June         December
                                                          30,            31,
ASSETS                                                   1999           1998
                                                       --------       --------

Cash on hand and due from banks                          $3,625         $6,036

Securities available-for-sale, at fair value             27,214         30,513
Securities held-to-maturity (fair value:
  1999 - $56,569  1998 - $49,423)                        56,657         58,617

Loans receivable, net                                   114,578        101,977

Property, plant and equipment, net                        3,600          3,567
FHLB stock, at cost                                       1,475          1,850
Accrued interest and other assets                         1,749          1,864
                                                       --------       --------
Total Assets                                           $208,898       $204,424
                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                               $150,244       $143,149
FHLB advances                                            29,000         31,000
Advances from borrowers for taxes and insurance           1,157          1,075
Accrued interest and other liabilities                    2,119          1,994
                                                       --------       --------
Total Liabilities                                       182,520        177,218

Stockholders' Equity
Common stock, $.01 par value; 3,100,000 shares
  authorized; 2,076,325 shares issued                        21             21
Surplus                                                  20,236         20,208
Unearned ESOP, (1999 - 124,580 shares
    1998 - 132,885 shares)                               (1,246)        (1,329)
Unearned stock awards                                      (989)        (1,120)
Retained earnings                                        13,641         13,207
Net unrealized gain on securities
  available-for-sale, net of tax                            795          1,082
Treasury stock at cost ( 1999 - 376,683 shares
    1998 - 287,384 shares)                               (6,080)        (4,863)
                                                       --------       --------
Total Stockholders' Equity                               26,378         27,206
                                                                      --------
                                                       --------
Total Liabilities and Stockholders'  Equity            $208,898       $204,424
                                                       ========       ========

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                     Three months ended  Six Months Ended
                                            June 30,         June 30,
                                       ---------------  ----------------
                                         1999    1998     1999     1998
                                       ------   ------  ------    ------
Interest and Dividend Income
Loans                                  $2,032   $1,622  $3,898    $3,095
Investment securities                   1,319    1,387   2,724     2,773
Interest bearing deposits                  38      232     110       478
                                       ------   ------  ------    ------
Total Interest Income                   3,389    3,241   6,732     6,346

Interest expense
Deposits                                1,401    1,384   2,811     2,732
FHLB advances                             338      331     686       594
                                       ------   ------  ------    ------
Total Interest Expense                  1,739    1,715   3,497     3,326

Net interest income                     1,650    1,526   3,235     3,020
Provision for loan losses                  20       21      20        21
                                       ------   ------  ------    ------
Net interest income after provision
      for loan losses                   1,630    1,505   3,215     2,999

Non-interest income
Service fees                              126      141     254       279
Other income                               35       27      72        56
Gain on sale of available
     for sale securities                   12       37      45        37
                                       ------   ------  ------    ------
Total Non-interest Income                 173      205     371       372

Non-interest expenses
Salaries and employee benefits            587      576   1,179     1,111
Occupancy and equipment expense           226      145     450       288
Computer service fees                      64       54     133       118

Other expenses                            261      276     516       536
                                       ------   ------  ------    ------
Total Non-interest                      1,138    1,051   2,278     2,053
                                       ------   ------  ------    ------
Income before Income Taxes                665      659   1,308     1,318

Provision for Income Taxes                253      257     501       512
                                       ------   ------  ------    ------
Net Income                             $  412   $  402  $  807    $  806
                                       ======   ======  ======    ======
Earnings per share - Basic             $ 0.26   $ 0.22  $ 0.52    $ 0.43
                                       ======   ======  ======    ======
Earnings per share - Diluted           $ 0.26   $ 0.22  $ 0.52    $ 0.43
                                       ======   ======  ======    ======

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                        Six months ended
                                                     June 30,        June 30,
                                                       1999            1998
                                                       ----            ----
Cash flows from operating activities
Net income                                           $  807          $  806
Adjustments to reconcile net income to net
  cash from operating activities
      Provision for depreciation                        114              54
     Net amortization of investment security
       premiums/discounts                               167             113
     Change in deferred loan fees                       (88)            (73)
     (Gain)/Loss on sale of securities                  (45)            (37)
     Provision for loan losses                           20              21
    Change in accrued interest receivable
       and other assets                                  13            (557)
     Change in accrued interest payable and
        other liabilities                               355          (1,361)
   Stock awards expense                                 131             130
    ESOP compensation                                   112             155
                                                     ------          ------
Net cash provided by operating activities             1,586            (749)

Cash flows from investing activities
Purchase of securities                               (3,356)         (4,495)
available-for-sale
Proceeds from sales of securities
     available for sale                                 282              37
Principal payments of mortgage-backed
   securities and collateralized
   mortgage obligations                              19,600          26,760
Proceeds from maturities and calls of securities      1,174           2,450
Sale/(Purchase) of FHLB stock                           375            (213)
Net increase in loans                               (12,533)        (14,811)
Purchases of securities held-to-maturity            (13,034)        (26,272)
Purchases of building and equipment, net               (147)           (303)
                                                    -------         -------
Net cash used in investing activities                (7,639)        (16,847)

Cash flows from financing activities
Net increase in deposits                              7,095           5,062
Increase in advance payments by borrowers
  for taxes and insurance                                82             189
Issuance of common stock                                  0               0
Change in FHLB advances                              (2,000)         13,000
Treasury stock purchase                              (1,217)         (2,108)

Dividends paid                                         (318)           (298)
                                                     ------         -------
Net cash provided by financing activities             3,642          15,845

Net increase (decrease) in cash
     and cash equivalents                            (2,411)         (1,751)

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

Cash and cash equivalents at
     beginning of period                              6,036          14,883
                                                     ------         -------
Cash and cash equivalents at
     end of period                                   $3,625         $13,132
                                                     ======         =======

Supplemental disclosure of cash flow information
Cash paid during period for
Interest                                             $3,458          $3,280
Income taxes                                            243             516

                                  HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                               IN STOCKHOLDERS EQUITY
                                    FOR SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                          (In thousands except share data)


                                                       Net Unrealized Gain
                                                      (Loss) on Securities                   Unearned   Total
                              Common          Retained Available for Sale  Unearned Treasury   Stock Stockholders Comprehensive
                              Stock  Surplus  Earnings      Net of Tax       ESOP     Stock   Awards    Equity    Income (Loss)
                              ------ -------  -------- ------------------- -------- -------- -------- ----------- -------------

Balance at December 31, 1997  $  21  $20,105  $12,203        $    975       $(1,495)  $   -  $(1,382)   $30,427     $     -

Net income for six months
 ended June 30, 1998              -        -      806               -             -       -        -        806         806

ESOP shares earned                -       71        -               -            83       -        -        154           -

Stock Award Earned                -        -        -               -             -       -      131        131           -

Change in unrealized
Gain on securities
Available for sale                -        -        -              (3)            -       -        -         (3)         (3)

Treasury Stock Purchase-net       -        -        -               -             -  (2,108)       -     (2,108)          -

Dividends Paid                    -        -     (298)              -             -       -        -       (298)          -
                              -----  -------  -------       ---------       ------- -------  -------    -------     -------
Balance at June 30, 1998      $  21  $20,176  $12,711       $     972       $(1,412)$(2,108) $(1,251)   $29,109     $   803
                              =====  =======  =======       =========       ======= =======  =======    =======     =======



                                  HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                               IN STOCKHOLDERS EQUITY
                                    FOR SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                          (In thousands except share data)


                                                       Net Unrealized Gain
                                                      (Loss) on Securities                   Unearned   Total
                              Common          Retained Available for Sale  Unearned Treasury   Stock Stockholders Comprehensive
                              Stock  Surplus  Earnings      Net of Tax       ESOP     Stock   Awards    Equity    Income (Loss)
                              ------ -------  -------- ------------------- -------- -------- -------- ----------- -------------
Balance at December 31, 1998  $   21 $20,208  $13,207         $ 1,082      $(1,329) $(4,863) $(1,120)  $27,206       $   -

Net income for six months
 ended June 30, 1999               -       -      807               -            -        -        -       807         807

ESOP shares earned                 -      28        -               -           83        -        -       111           -

Stock award earned                 -       -        -               -            -        -      131       131           -

Change in unrealized
Gain on securities
Available for sale                 -       -        -            (287)           -        -        -      (287)       (287)

Treasury Stock Purchase - net      -       -        -               -            -   (1,217)       -    (1,217)          -

Dividends Paid                     -       -     (373)              -            -        -        -      (373)          -
                              ------ -------  -------         -------      -------  -------  -------   -------        ----
Balance at June 30, 1999      $   21 $20,236  $13,641         $   795      $(1,246) $(6,080) $  (989)  $26,378        $520
                              ====== =======  =======         =======      =======  =======  =======   =======        ====



              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


--------------------------------------------------------------------------------
                 Notes to the Consolidated Financial Statements

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings
(Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of June 30, 1999 and December 31, 1998, and the results of its consolidated operations, for the three and six month periods ended June 30, 1999 and 1998, and its consolidated cash flows and changes in stockholders' equity for the six month periods ended June 30, 1999 and 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


--------------------------------------------------------------------------------



NOTE 3

A reconciliation of the numerators and denominators for earnings per common share computations is presented below.

                                 Three months ended      Six months ended
                                     June 30,               June 30,
                               --------------------   --------------------
                                 1999         1998     1999        1998
                               -------       ------   -------     --------
Basic earnings per share
  Net income available to
     common stockholders          $  412       $   402    $ 807      $  806
                                  ======       =======    =====      ======

  Weighted average common
     shares outstanding            1,558         1,808    1,569       1,820

     Basic earnings per share     $  .26       $   .22    $ .52       $ .43
                                  ======       =======    =====       =====


The Corporation's outstanding stock options and stock awards were not considered in the computations of earnings per common share - assuming dilution because the effects of assumed exercise would have been antidilutive.

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operation

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at June 30, 1999 and the consolidated results of operations for the three and six months ending June 30, 1999, compared to the same period in 1998. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.



Results of Operations

Consolidated net income of the Corporation for the second quarter of 1999 totaled $412,000, or $.26 per share, as compared to net income of $402,000, or $.22 per share earned for the second quarter of 1998. Net income for the six month period ended June 30, 1999 totaled $807,000, or $.52 per share, as compared to net income of $806,000, or $.43 per share for same period in 1998.

Net Interest Income

Net interest income before provision for loan losses was $1.65 million and $3.24 million for the three and six month periods ended June 30, 1999, respectively, as compared to $1.53 million and $3.02 million for the same periods in 1998. For the three and six month periods ended June 30, 1999, interest income increased to $3.39 million and $6.73 million, respectively, from $3.24 million and $6.35 million for the same periods ended June 30, 1998. This increase is due primarily to an increase in the average balance of loans receivable, funded by an increase in the average balances of deposits. Interest expense increased to $1.74 million and $3.50 million for the three and six months ended June 30, 1999, from $1.72 million and $3.33 million for the same periods in 1998. This increase is attributable to increases in the balance of deposits and FHLB advances which were partially offset by a decrease in the cost of funds.

Provision for Loan Losses

The Corporation's allowance for loan losses was $795,000 as of June 30, 1999, equal to .69% of total loans. The bank had non-performing assets totaling $219,000 as of June 30, 1999. Management believes the existing level of reserves is adequate, given current economic conditions as well as loss experience and credit demand. A provision for loan losses of $20,000 was made during the three months ended June 30, 1999, as a result of growth in the loan portfolio, with a provision of $21,000 made during the same period ended June 30, 1998.


Changes In Non-Interest Income and Non-Interest Expense

Non-interest income decreased to $173,000 and $371,000 for the three and six month periods ended June 30, 1999, respectively, as compared to $205,000 and $372,000 for the same periods ended June 30, 1998. The decrease is due primarily to a decrease in the gain on the sale of securities as well as a decrease in fees associated with lending activities, partially offset by an increase in fees charged for non-customer ATM transactions.

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


--------------------------------------------------------------------------------



Non-interest expense for the three and six month periods ended June 30, 1999 increased to $1.14 million and $2.28 million, respectively, as compared to $1.05 million and $2.05 million for the same periods ended June 30, 1998. The increase in expenses is due to the increased compensation, occupancy, and equipment expenses associated with the opening of a new full service branch facility in Lemont, Illinois in December of 1998.

Provision for Income Taxes

The Corporation's federal and state income tax expense decreased to $253,000 and $501,000, respectively, for the three and six month periods ended June 30, 1999, from $257,000, and $512,000 for the same periods ended June 30, 1998. The decrease in income tax was the result of a decrease in income before income taxes.

Financial Condition

Consolidated total assets increased to $208.90 million as of June 30, 1999, from $204.42 million as of December 31, 1998, an increase in total assets of $4.48 million. Loans receivable increased to $114.58 million as of June 30, 1999 from $101.98 million as of December 31, 1998, due to new loan originations resulting from the commissioned loan officer program. This increase was partially offset by a decrease in securities held to maturity, to $56.66 million as of June 30, 1999, from $58.62 million as of December 31, 1998, a decrease of $1.96 million, as well as a decrease in securities available for sale, which decreased to $27.21 million as of June 30, 1999, from $30.51 million as of December 31, 1998, a decrease of $3.30 million.

Total liabilities increased to $182.52 million as of June 30, 1999, from $177.22 million as of December 31, 1998. The $5.30 million increase in liabilities is due primarily to an increase in total deposits to $150.24 million as of June 30, 1999 from $143.15 million as of December 31, 1998, an increase of $7.09 million. The increase in deposits is attributable primarily to the new branch facility in Lemont, Illinois. This increase in deposits was partially offset by a $2.00 million decrease in FHLB advances, to $29.00 million as of June 30, 1999 from $31.00 million as of June 30, 1998.

Stockholders' equity decreased to $26.38 million as of June 30, 1999 from $27.21 million as of December 31, 1998, a decrease of $830,000. This decrease is primarily attributable to the repurchase of 89,299 shares of the Corporation's common stock in the open market. In addition, the Corporation paid dividends of $318,000 during the first six months of 1999, which was partially offset by net income.

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


--------------------------------------------------------------------------------

Capital Resources and Commitments

The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 1999 and December 31, 1998.

                                                           Actual
                           Regulatory            --------------------------
                           Requirement             6/30/99         12/31/98
                          -------------          ------------   -----------
      Core capital            4.0%                26.81%           28.98%
      Risk-based capital      8.0%                27.72%           29.97%


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

The Bank's regulatory liquidity ratio at June 30, 1999 was 8.70%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $1.81 million at June 30, 1999.


Impact of New Accounting Standards

Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in only one business segment.

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

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


--------------------------------------------------------------------------------

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

Statement No. 134 on mortgage banking allows mortgage loans that are securitized to be classified as trading; available-for-sale; or, in certain circumstances, held-to-maturity. Previously, these were classified as trading. Since the Company has not securitized mortgage loans, Statement No. 134 did not have an affect on the Company.

Year 2000

General. The Year 2000 ("YK") issue confronting the Company and its suppliers, customers, customers' suppliers, and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six-digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

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

Risks. Like most financial service providers, the Company and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If the computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


--------------------------------------------------------------------------------

interest, payment on due dates, and all operating functions, could generate results which are significantly misstated and the Company could experience an inability to process transactions, prepare statements, or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

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

     Revocation Phase. The Company's corporate inventory revealed that Y2K upgrades were available for all vendor-supplied mission-critical systems, and all these Y2K-ready versions have been delivered and placed into production and have entered the validation process.

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

     Contingency Plans. During the assessment phase, the Company began developing back-up or contingency plans for each of its mission-critical systems. Virtually all of the Company's mission-critical systems are dependent upon third party vendors or service providers. Therefore, contingency plans include selecting a new vendor or service provider and

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


--------------------------------------------------------------------------------

     converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system for a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected.


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

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


--------------------------------------------------------------------------------

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Pursuant to this regulation, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Savings institutions, however, with less than $300 million in assets and a total capital ratio in excess of 12%, will be exempt from this requirement unless the OTS determines otherwise. The OTS has postponed the implementation of the rule until further notice. Based upon its asset size and capital level at June 30, 1999, the Bank would qualify for an exemption from this rule; however, management believes that the Bank would not be required to make a deduction from capital if it were subject to this rule.

The following table sets forth, at March 31, 1999, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-400 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.


                                                              Estimated
                                                Ratio of NPV   Increase
                     Change in      Estimated        to       (Decrease)
       (Basis        Interest         NPV       PV of Assets   in  NPV
       Points)        Rates          Amount        Amount      Percent
     -------------------------------------------------------------------
                             (Dollars in Thousands)

        +300          20,670           10.69        (7,447)         (26)
     -------------------------------------------------------------------
        +200          23,809           12.01        (4,308)         (15)
     -------------------------------------------------------------------
        +100          26,471           13.06        (1,646)          (6)
     -------------------------------------------------------------------
         ---          28,117           13.63           ---        ---
     -------------------------------------------------------------------
        -100          28,992           13.85           876            3
     -------------------------------------------------------------------
        -200          29,334           13.84         1,217            4
     -------------------------------------------------------------------
        -300          30,042           13.97         1,926            7
     -------------------------------------------------------------------

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


--------------------------------------------------------------------------------

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

While the above estimates are based on data provided as of March 31, 1999, management believes that the Bank's rate risk as of June 30, 1999 has not significantly changed from the level indicated in the above table.

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


--------------------------------------------------------------------------------

Part II     Other Information

 Item 1.    Legal Proceedings
              None

 Item 2.    Changes in Securities and Use of Proceeds
              None

 Item 3.    Defaults upon Senior Securities
              None

 Item 4.    Submission of Matters to a vote of Security Holders

The following is a record of the votes cast at the Corporation's Annual Meeting of Stockholders in the election of directors of the Corporation:

                                  FOR                     VOTE WITHHELD
                               ---------                  -------------
      Maureen Partynski        1,527,549                     19,610
      Charles Gjondla          1,526,774                     20,385

Accordingly, the individuals named above were declared to be duly elected directors of the Corporation for the term indicated.

The following is a record of the votes cast in respect of the proposal to ratify the appointment of Crowe, Chizek and Company LLP as the Corporation's auditors for the fiscal year ending December 31, 1999.

                      NUMBER OF            ELIGIBLE          ACTUALLY
                        VOTES              TO BE CAST          CAST
                      ---------            ----------        --------
      FOR             1,523,500              85.5%             98.4%
      AGAINST            13,355                .7%               .8%
      ABSTAIN            10,304                .6%               .6%

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.


 Item 5.    Other Information


 Item 6.    Exhibits and Reports on Form 8-K.

    a.      Exhibits -    3(ii)  Amended and Restated Bylaws
                         27  Financial Data Schedule

    b.      Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEMLOCK FEDERAL FINANCIAL CORP.
(Registrant)


/s/ Maureen G. Partynski
-----------------------------
Maureen G. Partynski
Chief Executive Officer
August 11, 1999

/s/ Michael R. Stevens
-----------------------------
Michael R. Stevens
President
August 11, 1999


/s/ Jean M. Thornton
-----------------------------
Jean M. Thornton
Chief Financial Officer
August 11, 1999