Form 10QSB
period 1999-09-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 1999-11-10
CIK 1029654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549






                                   FORM 10-QSB
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          September 30, 1999

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

Class                                            Outstanding at November 5, 1999
--------------------------------------------------------------------------------
Common Stock, par value $.01                           1,525,624 shares

                         HEMLOCK FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY



                                      INDEX



Part I.  Financial Information

Item 1.    Financial Statements

 Condensed Consolidated Statements of Condition as of September 30, 1999
   and December 31, 1998..................................................... 3

 Condensed Consolidated Statements of Income for the three and nine months ended September 30, 1998 and 1999......................................... 4

 Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1999.................................. 5

 Condensed Consolidated Statements of Changes in Stockholders' Equity
   for the nine months ended September 30, 1998 and 1999..................... 8

 Notes to the Condensed Consolidated Financial Statements as of
   September 30, 1999........................................................10

Item 2.    Management's Discussion and Analysis of the Financial Condition
  and Results of Operation...................................................12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......17

Part II. Other Information...................................................20

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)
--------------------------------------------------------------------------------
                                                     September 30,  December 31,
ASSETS                                                   1999           1998
                                                     -------------  ------------

Cash on hand and due from banks                      $  4,143        $  6,036

Securities available-for-sale, at fair value           30,502          30,513

Securities held-to-maturity                            63,730          58,617

Loans receivable, net                                 115,238         101,977

Property, plant and equipment, net                      3,585           3,567
FHLB stock, at cost                                     1,975           1,850
Accrued interest and other assets                       2,002           1,864
                                                     --------        --------
Total Assets                                         $221,175        $204,424
                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                             $151,380        $143,149
FHLB advances                                          39,500          31,000
Advances from borrowers for taxes and insurance         1,593           1,075
Accrued interest and other liabilities                  2,051           1,994
                                                     --------        --------
Total Liabilities                                     194,524         177,218

Stockholders' Equity
Common stock, $.01 par value; 3,100,000 shares
  authorized; 2,076,325 shares issued                      21              21
Surplus                                                20,253          20,208
Unearned ESOP, (1999 - 120,427 shares;
   1998 - 132,885 shares)                              (1,204)         (1,329)
Unearned stock awards                                    (925)         (1,120)
Retained earnings                                      13,898          13,207
Net unrealized gain on securities
  available-for-sale, net of tax                          688           1,082
Treasury stock at cost ( 1999 - 376,683;
shares 1998 - 287,384 shares)                          (6,080)         (4,863)
                                                     --------        --------
Total Stockholders' Equity                             26,651          27,206
                                                     --------        --------
Total Liabilities and Stockholders'  Equity          $221,175        $204,424
                                                     ========        ========

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                          Three months ended   Nine Months Ended
                                              September 30,       September 30,
                                            1999      1998      1999        1998
Interest and Dividend Income
Loans                                     $2,064    $1,695    $5,962     $4,790
Investment securities                      1,406     1,252     4,130      4,025
Interest bearing deposits                     48       193       158        671
                                          ------    ------    ------     ------
Total Interest Income                      3,518     3,140    10,250      9,486

Interest expense
Deposits                                   1,406     1,394     4,217      4,126
FHLB advances                                397       338     1,083        932
                                          ------    ------    ------     ------
Total Interest Expense                     1,803     1,732     5,300      5,058

Net interest income                        1,715     1,408     4,950      4,428
Provision for loan losses                      0         0        20         21
                                          ------    ------    ------     ------
Net interest income after
   provision for loan losses               1,715     1,408    4,930       4,407

Non-interest income
Service fees                                 125       135      379         414
Other income                                  31        33      103          89
Gain/(Loss) on sale of available
 for sale securities                         (18)        0       27          37
                                          ------    ------    ------     ------
Total Non-interest Income                    138       168       509        540

Non-interest expenses
Salaries and employee benefits               608       544     1,787      1,655
Occupancy and equipment expense              247       136       697        424
Computer service fees                         63        56       196        174

Other expenses                               248       238       764        774
                                          ------    ------    ------     ------
Total Non-interest Expense                 1,166       974     3,444      3,027
                                          ------    ------    ------     ------
Income before Income Taxes                   687       602     1,995      1,920

Provision for Income Taxes                   261       230       762        742
                                          ======    ======    ======     ======
Net Income                                $  426    $  372    $1,233     $1,178
                                          ======    ======    ======     ======
Earnings per share - Basic                $ 0.28    $ 0.22    $ 0.79     $ 0.65
                                          ======    ======    ======     ======
Earnings per share - Diluted              $ 0.28    $ 0.22    $ 0.79     $ 0.65
                                          ======    ======    ======     ======

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                          Nine months ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         1999          1998
                                                     ------------- -------------
Cash flows from operating activities
Net income                                            $  1,233        $ 1,178
Adjustments to reconcile net income to net
  cash from operating activities
  Provision for depreciation                               174             81
  Net amortization of investment security
     premiums/discounts                                    211            264
  Change in deferred loan fees                            (105)           (87)
  (Gain)/Loss on sale of securities                        (26)           (37)
  Provision for loan losses                                 20             21
  Change in accrued interest receivable
     and other assets                                     (238)          (434)
  Change in accrued interest payable and
     other liabilities                                     356          1,102
  Stock awards expense                                     195            196
  ESOP compensation                                        170            213
                                                      --------       --------
Net cash provided by operating activities                1,990          2,497

Cash flows from investing activities
Purchase of securities available-for-sale              (10,721)       (11,136)

Proceeds from sales of securities
   available-for-sale                                    2,517             37
Principal payments of mortgage-backed
   securities and collateralized                        25,052         39,835
   mortgage obligations
Proceeds from maturities and calls of securities         1,174          3,450
Sale/(Purchase) of FHLB stock                             (125)          (463)
Net increase in loans                                  (13,176)       (18,074)
Purchases of securities held-to-maturity               (23,957)       (45,723)
Purchases of building and equipment, net                  (193)          (662)
                                                      --------       --------
Net cash used in investing activities                  (19,429)       (32,736)

Cash flows from financing activities
Net increase in deposits                                 8,231          5,860
Increase in advance payments by borrowers
   for taxes and insurance                                 519           (311)
Issuance of common stock                                     0              0
Change in FHLB advances                                  8,500         18,000
Treasury stock purchase                                 (1,217)        (4,913)
Dividends paid                                            (487)          (455)
                                                      --------       --------
Net cash provided by financing activities               15,546         18,181

Net increase (decrease) in cash and cash equivalents    (1,893)       (12,058)
Cash and cash equivalents at beginning of period         6,036         14,883
                                                      --------       --------
Cash and cash equivalents at end of period             $ 4,143        $ 2,825
                                                      ========       ========

Supplemental disclosure of cash flow information
Cash paid during period for
Interest                                               $ 5,301        $ 5,129
Income taxes                                               656            678


                                                         HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                                                           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                                                      IN STOCKHOLDERS EQUITY
                                                        FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                                 (In thousands except share data)

                                                              Net Unrealized Gain
                                                              (Loss) on Securities
                                                                   Available                      Unearned    Total
                                    Common              Retained    for Sale   Unearned Treasury   Stock  Stockholders Comprehensive
                                     Stock    Surplus   Earnings   Net of Tax    ESOP    Stock     Awards     Equity   Income (Loss)
                                     -----    -------   --------   ----------  --------  -----    --------   -------   -------------

Balance at December 31, 1997         $  21    $20,105    $12,203    $    975   $(1,495) $     -    $(1,382)   $30,427     $    -

Net income for nine months
 ended September 30, 1998                -          -      1,178           -         -        -          -      1,178      1,178

ESOP shares earned                       -         88          -           -       125        -          -        213          -

Stock Award Earned                       -          -          -           -         -        -        196        196          -

Change in unrealized gain on
   securities available for sale         -          -          -         (34)        -        -          -        (34)       (34)

Treasury Stock Purchase-net              -          -          -           -         -   (3,531)         -     (3,531)         -

Dividends Paid                           -          -       (455)          -         -        -          -       (455)         -
                                     -----    -------    -------    --------   -------  -------    -------    -------     ------
Balance at September 30, 1998        $  21    $20,193    $12,926    $    941   $(1,370) $(3,531)   $(1,186)   $27,994     $1,144
                                     =====    =======    =======    ========   =======  =======    =======    =======     ======

                                                         HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                                                           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                                                      IN STOCKHOLDERS EQUITY
                                                        FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                                 (In thousands except share data)

                                                              Net Unrealized Gain
                                                              (Loss) on Securities
                                                                   Available                      Unearned    Total
                                    Common              Retained    for Sale   Unearned Treasury   Stock  Stockholders Comprehensive
                                     Stock    Surplus   Earnings   Net of Tax    ESOP    Stock     Awards     Equity   Income (Loss)
                                     -----    -------   --------   ----------  --------  -----    --------   -------   -------------




Balance at December 31, 1998        $   21    $20,208    $13,207   $ 1,082     $(1,329)  $(4,863)  $(1,120)  $27,206      $      -

Net income for nine months
 ended September 30, 1999                -          -      1,233         -           -         -         -     1,233         1,233

ESOP shares earned                       -         45          -         -         125         -         -       170             -

Stock award earned                       -          -          -         -           -         -       195       195             -

Change in unrealized gain on
   securities available for sale         -          -          -      (394)          -         -         -      (394)         (394)

Treasury Stock Purchase - net            -          -          -         -           -    (1,217)        -    (1,217)            -

Dividends Paid                           -          -       (542)        -           -         -         -      (542)            -
                                     -----    -------    -------    ------     -------   -------    ------   -------        ------
Balance at September 30, 1999        $  21    $20,253    $13,898    $  688     $(1,204)  $(6,080)    $(925)  $26,651          $839
                                     =====    =======    =======    ======     =======   =======    ======   =======        ======

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY


--------------------------------------------------------------------------------
                 Notes to the Consolidated Financial Statements

      NOTE 1

      Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of September 30, 1999 and December 31, 1998, and the results of its consolidated operations, for the three and nine month periods ended September 30, 1999 and 1998, and its consolidated cash flows and changes in stockholders' equity for the nine month periods ended September 30, 1999 and 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                                    Three months ended  Nine months ended
                                      September 30,       September 30,
                                   -------------------- ------------------
                                     1999       1998      1999    1998
                                   --------   --------- -------  ---------
Basic earnings per share
 Net income available to
 common stockholders                $  426     $   372  $1,233   $ 1,178
                                    ======     =======  ======   =======
 Weighted average common
 shares outstanding                  1,522       1,808   1,558     1,820

     Basic earnings per share       $  .28     $   .22  $  .79   $   .65
                                    ======     =======  ======   =======

     The Corporation's outstanding stock options and stock awards were not considered in the computations of earnings per common share - assuming dilution because the effects of assumed exercise would have been antidilutive.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

      The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at September 30, 1999 and the consolidated results of operations for the three and nine months ending September 30, 1999, compared to the same period in 1998. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

      Results of Operations

      Consolidated net income of the Corporation for the third quarter of 1999 totaled $426,000, or $.28 per share, as compared to net income of $372,000, or $.22 per share earned for the third quarter of 1998. Net income for the nine month period ended September 30, 1999 totaled $1.23 million, or $.79 per share, as compared to net income of $1.18 million, or $.65 per share for the same period in 1998.

       Net Interest Income

      Net interest income before provision for loan losses was $1.72 million and $4.95 million for the three and nine month periods ended September 30, 1999, respectively, as compared to $1.41 million and $4.43 million for the same periods in 1998. For the three and nine month periods ended September 30, 1999, interest income increased to $3.52 million and $10.25 million, respectively, from $3.14 million and $9.49 million for the same periods ended September 30, 1998. This increase is due primarily to an increase in the average balance of loans receivable, funded by an increase in the average balances of deposits and FHLB advances. Interest expense increased to $1.80 million and $5.30 million for the three and nine months ended September 30, 1999, from $1.73 million and $5.06 million for the same periods in 1998. This increase is attributable to increases in the balance of deposits and FHLB advances which were partially offset by a decrease in the cost of funds.

      Provision for Loan Losses

      The Corporation's allowance for loan losses was $795,000 as of September 30, 1999, equal to .69% of total loans. The bank had non-performing assets totaling $109,000 as of September 30, 1999. No provision for loan losses was made during the three months ended September 30, 1999, nor was a provision made during the same period ended September 30, 1998. Management believes the existing level of reserves is adequate, given current economic conditions as well as loss experience and credit demand.

      Changes In Non-Interest Income and Non-Interest Expense

      Non-interest income decreased to $138,000 and $509,000 for the three and nine month periods ended September 30, 1999, respectively, as compared to $168,000 and $540,000 for the same periods ended September 30, 1998. The decrease is due primarily to a net loss of $18,000 on the sale of securities from the available for sale portfolio incurred during the third quarter ended September 30, 1999.

      Non-interest expense for the three and nine month periods ended September 30, 1999 increased to $1.17 million and $3.44 million, respectively, as compared to $974,000 and $3.03 million for the same periods ended September 30, 1998. The increase in expenses of $192,000 and $417,000 for the three and nine months, respectively, is due primarily to the increased compensation, occupancy, and equipment expenses associated with the opening of a new full service branch facility in Lemont, Illinois in December of 1998.

      Provision for Income Taxes

      The Corporation's federal and state income tax expense increased to $261,000 and $762,000, respectively, for the three and nine month periods ended September 30, 1999, from $230,000, and $742,000 for the same periods ended September 30, 1998. The increase in income tax was the result of an increase in income before income taxes.

      Financial Condition

      Consolidated total assets increased to $221.18 million as of September 30, 1999, from $204.42 million as of December 31, 1998, an increase in total assets of $16.76 million. Loans receivable increased to $115.24 million as of September 30, 1999 from $101.98 million as of December 31, 1998, due to new loan originations resulting from the commissioned loan officer program. In addition, securities held to maturity increased to $63.73 million as of September 30, 1999, from $58.62 million as of December 31, 1998, an increase of $5.11 million.

      Total liabilities increased to $194.52 million as of September 30, 1999, from $177.22 million as of December 31, 1998. The $17.30 million increase in liabilities is due to an increase in total deposits to $151.38 million as of September 30, 1999 from $143.15 million as of December 31, 1998, an increase of $8.23 million, as well as an increase in FHLB advances, which rose to $39.50 million as of September 30, 1999, from $31.00 million as of December 31, 1998, an increase of $8.50 million. The increase in deposits is attributable primarily to the new branch facility in Lemont, Illinois. The increase in FHLB advances was used to fund increases in both loans receivable and securities held to maturity

      Stockholders' equity decreased to $26.65 million as of September 30, 1999 from $27.21 million as of December 31, 1998, a decrease of $560,000. This decrease is primarily attributable to the repurchase of 89,299 shares of the Corporation's common stock in the open market over the nine month period ended September 30, 1999. In addition, the Corporation paid dividends of $487,000 during the first nine months of 1999, which was partially offset by net income.

      Capital Resources and Commitments

      The Bank is subject to two  capital to asset  requirements  in  accordance
      with  bank   regulations.   The  following  table  summarizes  the  Bank's
      regulatory capital requirements versus actual capital as of September 30, 1999 and December 31, 1998.
                                                          Actual
                                  Regulatory    -----------------------
                                  Requirement     9/30/99      12/31/98
                                 -------------  ------------  ---------
      Core capital                   4.0%        25.77%        28.98%
      Risk-based capital             8.0%        27.20%        29.97%

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

      The Bank's regulatory liquidity ratio at September 30, 1999 was 12.98%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $2.87 million at September 30, 1999.

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

      Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Pursuant to this regulation, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Savings institutions, however, with less than $300 million in assets and a total capital ratio in excess of 12%, will be exempt from this requirement unless the OTS determines otherwise. The OTS has postponed the implementation of the rule until further notice. Based upon its asset size and capital level at September 30, 1999, the Bank would qualify for an exemption from this rule; however, management believes that the Bank would not be required to make a deduction from capital if it were subject to this rule.

      The following table sets forth, at June 30, 1999, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.


        Change in                                        Estimated Increase
        Interest     Estimated      Ratio of NPV         (Decrease) in NPV
         Rates          NPV              to         ----------------------------
    (Basis Points)    Amount        PV of Assets        Amount      Percent
    -------------  ----------   ------------------  ------------  --------------
                             (Dollars in Thousands)

        +300          19,832           10.09           (9,168)         (32)
        +200          23,179           11.50           (5,821)         (20)
        +100          26,469           12.82           (2,530)          (9)
         ---          29,000           13.75               ---
                                                                        ---
        -100          30,522           14.24             1,522            5
        -200          31,302           14.41             2,302            8
        -300          32,035           14.55             3,035           10


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

      While the above estimates are based on data provided as of June 30, 1999, management believes that the Bank's rate risk as of September 30, 1999 has not significantly changed from the level indicated in the above table.

      Annual Meeting

      The Company's Annual Meeting for the fiscal year ending December 31, 1999 will be held on May 10 , 1999 at 10:30 a.m. at the Oak Forest office of the Company.

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


      HEMLOCK FEDERAL FINANCIAL CORP.
      (Registrant)


       /s/ Maureen G. Partynski
      ---------------------------------
      Maureen G. Partynski
      Chief Executive Officer
      November 5, 1999



       /s/ Michael R. Stevens
      ---------------------------------
      Michael R. Stevens
      President
      November 5, 1999




       /s/ Jean M. Thornton
      ---------------------------------
      Jean M. Thornton
      Chief Financial Officer
      November 5, 1999