Form 10-K
period 1999-12-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 2000-03-30
CIK 1029654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended December 31, 1999
                                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to
                                     ----------------      --------------

      Commission file number       0-22103

                   HEMLOCK FEDERAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                36-4126192
--------------------------------------          ---------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                      Identification No.)

5700 West 159th Street, Oak Forest , Illinois                60452
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:     (708) 687-9400
                                                ------------------------


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State issuer's revenues for its most recent fiscal year: $[_____] million. [COMPLETE]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of March [___], 2000, was $[___] million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) [COMPLETE]

         As of March [__], 2000, there were issued and outstanding [_________] shares of the Issuer's Common Stock.

   Transitional Small Business Disclosure Format (check one):  Yes       No   X

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 1999. Part III of Form 10-K - Proxy Statement for 2000 Annual Meeting of Stockholders.

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

         Hemlock Federal is a federally chartered stock savings bank headquartered in Oak Forest, Illinois. Hemlock Federal was originally chartered in 1904. In 1959, Hemlock Federal converted to a federal mutual charter. In 1997 Hemlock Federal converted from a mutual to a federally chartered stock savings bank. Hemlock Federal currently serves the financial needs of communities in its market area through its main office located in Oak Forest, Illinois and its three branch offices located in Oak Lawn, Lemont, and Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1999, Hemlock Federal had total assets of $228.46 million, deposits of $150.58 million and equity of $25.72 million (or 6.56% of total assets).

         Hemlock Federal has been, and intends to continue to be, an independent, community oriented, financial institution. Hemlock Federal's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgages and, to a much lesser extent, multi-family, consumer and other loans primarily in its market area. At December 31, 1999, $91.51 million, or 78.03%, of the Bank's total loan portfolio consisted of one- to four-family residential mortgage loans. The Bank also invests in mortgage-backed and other securities and other permissible investments.

         Subsequent to December 31, 1999, the Company announced that it had entered into a definitive agreement providing for the merger of Midwest Savings Bank ("Midwest") into the Bank. Midwest, located in Chicago, Illinois, had approximately $47.7 million in assets, $31.1 million in deposits and $3.4 million in stockholders' equity at September 30, 1999. It operates out of two offices serving Bolingbrook and Chicago, Illinois. The transaction is subject to Midwest's stockholders approval and regulatory approval. The Company expects to complete the acquisition in the second quarter of 2000.

         The executive offices of the Bank are located at 5700 West 159th Street, Oak Forest, Illinois 60452-3198 and its telephone number is (708) 687-9400. Unless the context otherwise requires all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

Forward-Looking Statements

         The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 1999. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

         In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; actions of competitors; changes in local and national economic conditions; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; the extent and timing of legislative and regulatory actions and reforms.

         The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

Lending Activities

         General. The principal lending activity of the Bank is originating for its portfolio fixed and to a lesser extent, adjustable rate ("ARM") mortgage loans secured by one- to four-family residences located primarily in the Bank's market area. To a much lesser extent, Hemlock Federal also originates multi-family real estate, consumer and other loans in its market area. At December 31, 1999, the Bank's net loans receivable totaled $117.00 million.

         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1999, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $3.65 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 1999, the largest dollar amount outstanding or committed to be lent to one borrower or group of related borrowers related to Casimer Kopec totaling $1.2 million secured by five separate multi-family dwellings located in Oak Lawn and Chicago Ridge, Illinois. The second largest amount outstanding or committed to be lent to one borrower or group of related borrowers as of December 31, 1999 related to Leo and Ann Wilczek totaling $928,000 secured by three separate multi-family dwellings located in Oak Lawn and Chicago Ridge, Illinois. At December 31, 1999, these loans were performing in accordance with their terms. As of December 31, 1999, there were no other loans with carrying values in excess of $500,000.

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

                                                                     December 31,
                                 -------------------------------------------------------------------------------------
                                        1999              1998           1997            1996            1995
                                 ---------------  ----------------- --------------- ----------------  ----------------
                                  Amount  Percent  Amount   Percent  Amount  Percent Amount  Percent  Amount   Percent
                                 -------- ------  --------  ------- -------  ------ --------  ------  -------   ------
                                                                    (Dollars in Thousands)
Real Estate Loans:
One- to four-family............. $ 91,505  78.03% $ 87,041    84.79% $68,283   88.94% $48,339   89.05% $39,089    85.08%
Multi-family....................   21,031  17.94    12,070    11.76    4,951    6.45    2,783    5.13    3,386     7.37
Commercial......................      181    .15       191      .18      209     .27      573    1.06    1,101     2.40
                                 -------- ------  --------  -------  -------  ------ --------  ------  -------   ------
  Total real estate loans.......  112,717  96.12    99,302    96.73   73,443   95.66   51,695   95.24   43,576    94.85

Consumer loans:
Deposit account.................      114    .10       129      .13      116     .15      169     .31      158     0.34
Automobile......................      265    .23       381      .37      473     .62      301     .55      229     0.50
Home equity.....................    4,164   3.55     2,844     2.77    2,740    3.57    2,114    3.90    1,981     4.31
                                 -------- ------  --------  -------  -------  ------ --------  ------  -------   ------
  Total consumer loans..........    4,543   3.88     3,354     3.27    3,329    4.34    2,584    4.76    2,368     5.15
                                 -------- ------  --------  -------  -------  ------ --------  ------  -------   ------
  Total loans...................  117,260 100.00%  102,656  100.00%   76,772  100.00%  54,279  100.00%  45,944   100.00%
                                          ======            ======            ======           ======            ======

Less:
Loans in process................      ---             (313)             (125)             ---              (28)
Deferred fees and discounts.....      533              409               287                2              (84)
Allowance for losses............     (795)            (775)             (775)            (745)            (600)
                                 --------         --------           -------          -------          -------
  Total loans receivable, net... $116,998         $101,977           $76,159          $53,536          $45,232
                                 ========         ========           =======          =======          =======

         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.


                                                                     December 31,
                                 -------------------------------------------------------------------------------------
                                        1999              1998           1997            1996            1995
                                 ---------------  ----------------- --------------- ----------------  ----------------
                                  Amount  Percent  Amount   Percent  Amount  Percent Amount  Percent  Amount   Percent
                                 -------- ------  --------  ------- -------  ------ --------  ------  -------   ------
                                                                    (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family............  $ 82,993  70.78% $ 76,331    74.36% $50,671   66.00% $43,583    80.29% $36,358    79.14%
Multi-family...................    21,031  17.94    11,887    11.58    4,767    6.21    2,783     5.13    3,386     7.37
Commercial.....................       181    .15       191      .18      209     .27      573     1.06    1,101     2.40
Construction or development....       ---    ---       ---      ---      ---     ---      ---      ---      ---      ---
                                 -------- ------  --------  -------  -------  ------  --------  ------  -------   ------
  Total real estate loans......   104,205  88.87    88,409    86.12   55,647   72.48   46,939    86.48   40,845    88.91
Consumer.......................     4,543   3.87     3,354     3.27    3,329    4.34    2,584     4.76    2,368     5.15
                                 -------- ------  --------  -------  -------  ------  --------  ------  -------   ------
  Total fixed-rate loans.......   108,748  92.74    91,763    89.39   58,976   76.82   49,523    91.24   43,213    94.06

Adjustable-Rate Loans
Real estate:
One-to four-family.............     8,512   7.26    10,710    10.43   17,612   22.94    4,756     8.76    2,731     5.94
Multi-family...................       ---    ---       183      .18      184     .24      ---      ---      ---      ---
                                 -------- ------  --------  -------  -------  ------  --------  ------  -------   ------
Total adjustable rate loans....     8,512   7.26    10,893    10.61   17,796   23.18    4,756     8.76    2,731     5.94
                                 -------- ------  --------  -------  -------  ------  --------  ------  -------   ------

  Total loans..................   117,260 100.00%  102,656   100.00%  76,772  100.00%  54,279   100.00%  45,944   100.00%
                                          ======             ======           ======            ======            ======
Less:
----
Loans in process...............       ---             (313)             (125)             ---               (28)
Deferred fees and discounts....       533              409               287                2               (84)
Allowance for losses...........      (795)            (775)             (775)            (745)             (600)
                                 --------         --------           -------          -------           -------
  Total loans receivable, net..  $116,998         $101,977           $76,159          $53,536           $45,232
                                 ========         ========           =======          =======           =======


         The following schedule illustrates the contractual maturity of the Bank's loan portfolio at December 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                            Real Estate
                                  ---------------------------------
                                                    Multi-family and
                                                    Commercial Real
                               One- to four-family     Estate           Consumer          Total
                                  ---------------- ---------------- ---------------- ----------------
                                          Weighted        Weighted         Weighted           Weighted
                                           Average          Average        Average            Average
                                   Amount  Rate     Amount   Rate   Amount   Rate    Amount     Rate
                                  ------- -------- ------- -------- ------- -------- ------- --------
                                                                    (Dollars in Thousands)
    Due During Year(s) Ended
          December 31,
2000(1).........................  $   ---    ---%  $   ---      ---% $1,697   8.38%  $  1,697   8.38%
2002 and 2002...................    1,141   7.85       152     8.96     455   8.14      1,748   8.02
2003 to 2007....................   12,903   7.11     3,967     7.68   1,690   8.12     18,560   7.32
2008 to 2022....................   45,075   7.02    16,799     7.53     701   8.01     62,575   7.17
2023 and following..............   32,386   7.28       294     7.25     ---    ---     32,680   7.28
                                  -------          -------           ------          --------
    Total.......................  $91,505          $21,212           $4,543          $117,260
                                  =======          =======           ======          ========

-------------
(1) Included demand loans, loans having no stated maturity and overdraft loans.


         The total amount of loans due after December 31, 2000 which have predetermined interest rates is $107.09 million while the total amount of loans due after such dates which have floating or adjustable interest rates is $8.51 million.

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

         The Bank currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. The Bank also offers a fixed rate seven year balloon product with a 30 year amortization schedule which is due in seven years but which, under certain circumstances, may be converted into a fully amortizing fixed rate loan for an additional term of up to 23 years. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. As of December 31, 1999, the Bank had $11.61 million of fixed rate loans (most of which were seven year balloon loans) with original terms of less than 10 years, $40.98 million of fixed rate loans with original terms of 10-15 years and $30.40 million of fixed rate loans with original terms of more than 15 years. See "--Originations, Purchases and Sales and Loans and Mortgage-Backed Securities."

         The Bank also offers ARMs which carry interest rates which adjust annually at a margin (generally 250 basis points) over the yield on the One Year Average Monthly U.S. Treasury Constant Maturity Index ("one year CMT"). Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for up to 200 basis point annual interest rate change cap and a lifetime cap generally 600 basis points over the initial rate. Initial interest rates offered on the Bank's ARMs may be approximately 100 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate. As a result, the risk of default on these loans may increase as interest rates increase. The Bank also originates ARMs which carry interest rates which are fixed for an initial term of up to five years and subsequently adjust annually to a margin over the one-year CMT. The Bank's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and may be convertible into fixed-rate loans. At December 31, 1999, one- to four-family ARMs totaled $8.51 million, or 7.26% of the Bank's total loan portfolio.

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

         While the Bank seeks to originate most of its one- to four-family residential loans in amounts which are less than or equal to the applicable Federal Home Loan Mortgage Corporation maximum (currently $240,000), the Bank does, on an exception basis, make one- to four-family residential loans in amounts in excess of such maximum. The Bank's delinquency experience on such loans has been similar to its experience on its other residential loans.

         The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         Multi-family and Commercial Real Estate Lending. In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank from time to time originates permanent multi-family real estate loans secured by properties in its primary market area. The Bank made a strategic decision in the early 1990s to eliminate its commercial real estate lending program. At December 31, 1999, the Bank had multi-family loans totaling $21.03 million, or 17.94% of the Bank's total loan portfolio, and $181,000 in commercial real estate loans, representing .15% of the total loan portfolio.

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

         At December  31, 1999,  the Bank's  largest  commercial  real estate or
multi-family  loan  outstanding   totaled  $396,863  secured  by  a  twelve-unit
multi-family dwelling located in Bridgeview, Illinois.

         Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. While the Bank has experienced losses on several multi-family and commercial real estate loans in the past, as of December 31, 1999, there were no multi-family loans or commercial real estate loans delinquent 90 days or more.

         Consumer Lending. Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank originates a variety of different types of consumer loans, including home equity loans, automobile and deposit account loans for household and personal purposes. Due to the tax advantages to the borrower of home equity loans, the Bank has focused its recent consumer lending activities on home equity lending. At December 31, 1999 consumer loans totaled $4.54 million or 3.87% of total loans outstanding.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans are made at fixed interest rates, with terms of up to 10 years.

         The Bank's home equity loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 85% of the appraised value of the property or $50,000. These loans are written with fixed terms of up to 10 years and carry fixed interest rates. At December 31, 1999, the Bank's home equity loans totaled $4.16 million, or 3.55% of the Bank's total loan portfolio. In 1998 the Bank also began offering home equity lines of credit to qualifying borrowers. These loans, when combined with the balance of a first mortgage lien, may not exceed 90% if the first mortgage lien is held by the Bank, or 80% if the first mortgage lien is held elsewhere, or in either case $100,000. At December 31, 1999, the Bank's home equity lines of credit totaled $1,637,601 outstanding, or 1.40% of the Bank's total loan portfolio.

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

         In order to supplement loan originations, the Bank has acquired a substantial amount of mortgage-backed and other securities which are held, depending on the investment intent, in the "held-to-maturity" or "available-for-sale" portfolios. See "Investment Activities - Mortgage-Backed and Related Securities." In addition, depending on market conditions, the Bank may also consider the purchase of residential loans from other lenders.

         As a result of the Bank's relatively low loans to deposits ratios since the early 1980s, the Bank did not sell loans in the secondary market. In view of the success of the Bank's recent loan origination efforts and the related increases in its loans to deposits ratio, the Bank sold a portion of its residential loan originations in 1999, and may continue to originate loans for sale in 2000.

         The following table shows the loan origination and repayment activities of the Bank for the periods indicated.
                                                          Year Ended
                                                          December 31,
                                               -------------------------------
                                                 1999         1998       1997
                                               --------    --------    -------
                                                        (In Thousands)
Originations by type:
Adjustable rate:
  Real estate - one- to four-family........... $  1,443    $    981    $ 1,852
                  - multi-family..............      ---         ---        185
                                               --------    --------    -------
        Total adjustable-rate.................    1,443         981      2,037
Fixed rate:
  Real estate - one- to four-family...........   19,173      37,090     12,782
                  - multi-family..............    9,856       8,062      2,358
  Non-real estate - consumer..................    3,123       1,838      2,158
                                               --------    --------    -------
        Total fixed-rate......................   32,152      46,990     17,298
                                               --------     -------    -------
          Total loans originated..............   33,595      47,971     19,335

Purchases:
  Real estate - one- to four-family...........      ---         ---     12,607

Sales:
  Real estate - one- to four-family...........    2,110         ---        ---

Principal repayments..........................  (21,101)    (22,087)    (9,449)
                                               --------    ---------   --------
        Total reductions......................   23,211     (22,087)    (9,449)
Increase (decrease) in other items, net.......      417         (66)       130
                                               --------    ---------   -------
        Net increase.......................... $ 15,021    $ 25,818    $22,623
                                               ========    ========    =======

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

         Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1999. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue. Percentages are exclusive of mortgage-backed securities.

                                       Real Estate
                      -----------------------------------------------
                       One- to four-family    Commercial/Multi-Family      Consumer and Other              Total
                      ---------------------  ------------------------    ------------------------  -----------------------
                      Number Amount Percent  Number  Amount   Percent    Number  Amount   Percent  Number   Amount Percent
                      ------ ------ -------  ------  ------   -------    ------  ------   -------  ------   ------ -------
                                                              (Dollars in Thousands)
Loans delinquent for:
December 31, 1999:
 30-59 days..........   ---  $---     ---%      ---  $  ---      ---%       ---  $  ---      ---%    ---     $ ---    ---%
 60-89 days..........     6   430     .47       ---     ---      ---        ---     ---      ---       6       430    .47
 90 days and over....     3   258     .28       ---     ---      ---        ---     ---      ---       3       258    .28
                      -----  ----    ----    ------  ------    -----     ------  ------    -----    ----     -----   ----
     Total...........     9  $688     .75%      ---  $  ---      ---%       ---  $  ---      ---%      9     $ 688    .75%
                      =====  ====    ====    ======  ======    =====     ======  ======    =====    ====     =====   ====


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

         On the basis of management's review of its assets, at December 31, 1999, the Bank had classified a total of $342,000 of its loans and other assets as follows:


                                                     December 31, 1999
                                                    -------------------
                                                      (In Thousands)

Special Mention.............................                  $249
Substandard.................................                    93
Doubtful....................................                   ---
Loss........................................                   ---
                                                            ------
     Total..................................                  $342
                                                            ======
General loss allowance......................                  $795
                                                            ======
Specific loss allowance.....................                   ---
                                                            ======
Charge-offs.................................                   ---
                                                            ======

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.


                                                          December 31,
                                                 ---------------------------
                                                   1999      1998      1997
                                                 -------   -------   -------
                                                     (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.......................        $258      $124      $256
  Multi-family..............................         ---       ---       ---
  Commercial real estate....................         ---       ---       ---
  Construction or development...............         ---       ---       ---
  Consumer..................................         ---       ---       ---
                                                 -------   -------   -------
       Total................................         258       124       256

Accruing loans delinquent more than 90
days:.......................................
  One- to four-family.......................         ---       ---       ---
  Multi-family..............................         ---       ---       ---
  Commercial real estate....................         ---       ---       ---
  Construction or development...............         ---       ---       ---
  Consumer..................................         ---       ---       ---
                                                  ------    ------    ------
       Total................................         ---       ---       ---

Foreclosed assets:
  One- to four-family.......................         ---       ---       ---
  Multi-family..............................         ---       ---       ---
  Commercial real estate....................         ---       ---       ---
  Construction or development...............         ---       ---       ---
  Consumer..................................         ---       ---       ---
                                                  ------    ------    ------
       Total................................         ---       ---       ---

Renegotiated loans..........................

Total non-performing assets.................       $ 258     $ 124     $ 256
                                                   =====     =====     =====

Total as a percentage of total assets.......         .11%      .06%      .15%
                                                   =====     =====     =====


         For the years ended December 31, 1999 and 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $22,771 and $10,493, respectively. The amounts that were included in interest income on such loans were $9,808 and $6,902 for the years ended December 31, 1999 and 1998, respectively.

         Management considers the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

         The following table sets forth an analysis of the Bank's allowance for loan losses.
                                                      Year Ended December 31,
                                                      ----------------------
                                                       1999    1998    1997
                                                      -----   -----   ------
                                                        (Dollars in Thousands)

Balance at beginning of period.................       $ 775   $ 775   $ 745

Charge-offs:
  One- to four-family..........................         ---      21     ---
  Multi-family.................................         ---     ---     ---
  Commercial real estate.......................         ---     ---     ---
  Consumer.....................................         ---     ---     ---
                                                      -----   -----   -----
                                                        ---      21     ---
                                                      -----   -----   -----

Recoveries:
  One- to four-family..........................         ---     ---     ---
  Multi-family.................................         ---     ---     ---
  Commercial real estate.......................         ---     ---     ---
  Consumer.....................................         ---     ---     ---
                                                      -----   -----   -----
                                                        ---     ---     ---
                                                      -----   -----   -----

Net charge-offs................................         ---     (21)    ---
Additions charged to operations................          20      21      30
                                                      -----   -----   -----
Balance at end of period.......................       $ 795   $ 775   $ 775
                                                      =====   =====   =====

Ratio of net charge-offs (recoveries) during
  the period to average loans outstanding
  during the period............................         ---%   0.02%    ---%
                                                      =====   =====   =====

Ratio of net charge-offs (recoveries) during
  the period to average non-performing assets..         ---%  12.96%    ---%
                                                      =====   =====   =====

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                 December 31,
                          --------------------------------------------------------------------------------------
                                        1999                        1998                        1997
                          ----------------------------- ---------------------------- ---------------------------
                                                Percent                      Percent                     Percent
                                               of loans                     of loans                    of loans
                           Amount       Loan    in Each  Amount     Loan     in Each  Amount    Loan     in Each
                           of loan     Amounts Category  of loan   Amounts  Category  of loan  Amounts  Category
                            loss         by    of Total   loss       by     of Total   loss      by     of Total
                          Allowance   Category   Loans  Allowance Category    Loans  Allowance Category   Loans
                          --------- ---------- -------- -------- ---------- -------- -------- --------- --------
                                                               (In Thousands)

One- to four-family.......  $183    $ 91,505    78.03%    $174    $ 87,041    84.79%   $341    $68,283    88.94%
Multi-family..............   210      21,031    17.94      119      12,070    11.76     149      4,951     6.45
Commercial real estate....     6         181      .15        6         191      .18      11        209      .27
Consumer..................    14       4,543     3.88       10       3,354     3.27      18      3,329     4.34
Unallocated...............   382         ---      ---      466         ---      ---     256        ---      ---
                            ----    --------   ------     ----    --------   ------    ----    -------   ------
     Total................  $795    $117,260   100.00%    $775    $102,656   100.00%   $775    $76,772   100.00%
                            ====    ========   ======     ====    ========   ======    ====    =======   ======

         The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in its entire loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, collateral values, the current loan portfolio and current economic conditions are considered.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Investment Activities

         General. Hemlock Federal must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.
Historically, Hemlock Federal has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1999, Hemlock Federal's liquidity ratio for regulatory purposes was 13.64%.

         Generally, the investment policy of Hemlock Federal is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. As required by Statement of Financial Accounting Standard No. 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that Hemlock Federal has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At December 31, 1999, Hemlock Federal had no securities which were classified as trading and $45.32 million of mortgage-backed and related securities and $15.81 million of other securities classified as held-to-maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At December 31, 1999, $27.75 million of mortgage-backed and related securities and $.98 million of other securities were classified as available-for-sale.

         Mortgage-Backed and Related Securities. In order to supplement its lending activities and achieve its asset liability management goals, the Bank invests in mortgage-backed and related securities. As of December 31, 1999, all of the mortgage-backed and related securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AAA" by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

         Consistent with its asset/liability management strategy, at December 31, 1999, $33.3 million, or 45% of Hemlock Federal's mortgage-backed and related securities had adjustable or floating interest rates. In addition, as discussed below, as of the same date, the Bank had $13.1 million of fixed rate collateralized mortgage obligations ("CMOs") with anticipated average lives of five years or less.

         The Bank's CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. Although a significant proportion of the Bank's CMOs are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs is subject to change.

         The Bank invests in CMOs as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that CMOs represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Bank has from time to time concluded that short and intermediate duration CMOs (five year or less average life) often represent a better combination of rate and duration than adjustable rate mortgage-backed securities.

         The  following   table  sets  forth  the   composition  of  the  Bank's
mortgage-backed securities at the dates indicated.


                                                   December 31,
                            ----------------------------------------------------
                                   1999             1998               1997
                            ----------------- ----------------- ----------------
                             Carrying  % of   Carrying  % of      Carrying  % of
                               Value   Total    Value   Total      Value   Total
                                              (Dollars in Thousands)
Mortgage-backed securities
 held-to- maturity:
  GNMA...................... $14,791   20.25%  $ 19,186  24.23% $  4,328   7.02%
  FNMA......................  14,396   19.70     13,607  17.18    11,977  19.42
  FHLMC.....................   9,260   12.67      8,007  10.11     7,773  12.61
  CMOs......................   6,868    9.40     11,716  14.79     7,605  12.33
                             -------  ------  --------- ------  -------- ------
                              45,315   62.02     52,516  66.31    31,683  51.38
Mortgage-backed securities
 available-for- sale:
  FNMA......................   2,670    3.65      4,118   5.20     7,777  12.61
  FHLMC.....................   2,283    3.13      3,434   4.34     5,347   8.67
  CMOs......................  22,795   31.20     19,130  24.15    16,859  27.34
                             -------  ------   -------- ------  -------- ------
                              27,748   37.98     26,682  33.69    29,983  48.62
                             -------  ------   -------- ------  -------- ------
Total mortgage-backed
 securities................. $73,063  100.00%  $ 79,198 100.00% $ 61,666 100.00%
                             =======  ======   ======== ======  ======== ======

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 1999.

                                                                    Due in                            December 31, 1999
                                          ---------------------------------------------------------- -------------------
                                          6 Months  6 Months   1 to  3 to 5 5 to 10 10 to 20 Over 20  Amortized Carrying
                                          or Less  to 1 Year 3 Years Years   Years   Years    Years     Cost      Value
                                          -------- --------- ------- ------ ------- -------- ------- ---------- --------
                                                                                (In Thousands)
Federal Home Loan Mortgage
Corporation..............................  $   ---  $  ---    $  908  $  844  $1,164  $ 6,524  $  2,065  $11,505  $11,543
Federal National Mortgage Association....      ---     458        69     229     590    9,608     6,064   17,018   17,066
Government National Mortgage
Association..............................        1     ---       ---      57     143      822    13,768   14,791   14,791
CMOs ....................................      ---     ---        47     247   5,954    1,780    21,859   29,887   29,663
                                           -------  ------    ------  ------  ------  -------  --------  -------  -------
     Total...............................  $     1  $  458    $1,024  $1,377  $7,851  $18,734  $ 43,756   $73,201 $73,063
                                           =======  ======    ======  ======  ======  =======  ========  =======  =======
Weighted average yield...................   11.50%   6.50%     6.83%   7.32%   7.01%    7.20%     6.82%    6.95%    6.96%

         As of December 31, 1999, the Bank did not have any mortgage-backed securities in excess of 10% of retained earnings except for FNMA, FHLMC and GNMA issues, amounting to $17.07 million, $11.54 million and $14.79 million, respectively.

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

                                                           Year Ended
                                                           December 31,
                                                 ------------------------------
                                                  1999        1998        1997
                                                 --------   ---------    ------
                                                         (In Thousands)
Purchases:
  Adjustable-rate.............................   $  4,408   $     ---   $ 3,561
  Fixed-rate..................................      3,505      25,680       ---
  CMOs........................................      8,716      25,698    14,179
                                                 --------   ---------    ------
         Total purchases......................     16,629      51,378    17,740

Sales:
  Adjustable-rate.............................        ---         ---       ---
  Fixed-rate..................................        ---         ---       ---
  CMOs........................................        ---       1,911       ---
                                                 --------   ---------   -------
          Total sales.........................        ---       1,911       ---

  Principal repayments........................    (21,921)    (32,017)  (19,865)
  Discount/premium net change.................       (406)        333       (91)
  Fair value net change.......................       (437)       (251)      304
                                                 --------   ---------   -------
         Net increase (decrease)..............   $ (6,135)  $  17,532   $(1,912)
                                                 ========   =========   =======

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

         In order to complement its lending and mortgage-backed securities investment activities and to increase its holding of short and medium term assets, the Bank invests in liquidity investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 1999, the Bank's securities portfolio totaled $16.79 million. At December 31, 1999, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's retained earnings, other than federal agency obligations.

         The following table sets forth the composition of the Bank's securities and other earning assets at the dates indicated.

                                                                  December 31,
                                            -------------------------------------------------------
                                                 1999                 1998                 1997
                                            ---------------    -----------------    ---------------
                                           Carrying  % of      Carrying   % of     Carrying   % of
                                             Value   Total      Value     Total     Value    Total
                                            -------  ------    --------   ------    -------  ------
                                                             (Dollars in Thousands)
Securities held-to-maturity:
  Federal agency obligations.............   $15,811   94.05%   $  6,101    77.12%   $14,735   80.29%

Securities available-for sale:
  Federal agency obligations.............       980    5.95       1,810    22.88      3,617   19.71
                                            -------  ------    --------   ------    -------  ------

       Total securities..................   $16,791  100.00%   $  7,911   100.00%   $18,352  100.00%
                                            =======  ======    ========   ======    =======  ======

Average remaining life of securities:            8 years             3 years             4 years

Other earning assets:
  Interest-earning deposits with banks...   $ 4,779   45.19%   $  3,677    51.63%   $12,169   85.34%
  FHLB stock.............................     2,325    21.99      1,850    25.98        987    6.92
  FHLMC stock............................     3,470    32.82      1,595    22.39      1,103    7.74
                                            -------  -------   --------   ------    -------  ------
        Total............................   $10,574  100.00%   $  7,122   100.00%   $14,259  100.00%
                                            =======  ======    ========   ======    =======  ======

         The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                               December 31, 1999
                             -----------------------------------------------------------------------------------------
                                Less Than      1 to 5         5 to 10         Over
                                 1 Year         Years          Years        10 years              Total Securities
                             -------------- -------------- -------------- -------------- -----------------------------
                             Amortized Cost Amortized Cost Amortized Cost Amortized Cost Amortized Cost Carrying Value
                             -------------- -------------- -------------- -------------- -------------- --------------
                                                                  (Dollars in Thousands)

Federal agency obligations..  $   ---           $5,503        $8,312          $2,996       $16,811         $16,791
                              -------           ------        ------          ------       -------         -------
Weighted average yield......      ---%            6.70%         6.84%           6.30%         6.70%           6.98%
                              =======           ======        ======          ======       =======         =======

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

         The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. The Bank experienced deposit growth of 5.19% in 1999, due primarily to the opening of the full service branch office in Lemont, Illinois in December 1998. Management believes that future deposit growth will be achieved primarily through this office and through the acquisition of Midwest.

         Management believes that the "core" portion of the Bank's regular savings, NOW and money market accounts can have a lower cost and be more resistant to interest rate changes than certificate accounts. These accounts increased $7.43 million since December 31, 1993. The Bank intends to utilize customer service and marketing initiatives in an effort to maintain the volume of such deposits. However, there can be no assurance as to whether the Bank will be able to maintain or increase its core deposits in the future.

         The following table sets forth the savings flows at the Bank during the periods indicated.
                                              Year Ended
                                              December 31,
                                  -------------------------------------
                                    1999         1998           1997
                                  --------    ---------      ----------
                                          (Dollars In Thousands)

Opening balance................   $143,149    $ 130,958      $  131,243
Deposits.......................    299,461      241,772         271,622
Withdrawals....................    297,660    (235,112)       (277,503)
Interest credited..............      5,626        5,531           5,596
                                  --------    ---------      ----------
Ending balance.................   $150,576    $ 143,149      $  130,958
                                  --------     ========      ==========
Net increase (decrease)........   $  7,427    $  12,191      $     (285)
                                  ========    =========      ==========
Percent increase (decrease)....       5.19%        9.31%          (0.22)%
                                  ========    =========      ==========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                    December 31,
                                         ---------------------------------------------------------------
                                                  1999                1998                   1997
                                         -------------------   ---------------------  ------------------
                                                     Percent                Percent             Percent
                                            Amount  of Total    Amount     of Total    Amount   of Total
                                          --------  --------   --------    ---------  --------  --------
                                                                   (Dollars in Thousands)
Transactions and Savings Deposits
Passbook Accounts 2.94%................   $ 51,788    34.39%   $ 47,799      33.39%   $ 44,891    34.28%
NOW Accounts 2.02%.....................     18,388    12.21      16,901      11.81      14,950    11.41
Money Market Accounts 3.20%............      7,203     4.79       6,596       4.61       5,091     3.89
                                          --------   ------    --------      -----    --------   ------

Total Non-Certificates.................     77,379    51.39      71,296      49.81      64,932    49.58

Certificates:
0.00 - 3.99%...........................        ---      ---          48       0.03         ---      ---
4.00 - 5.99%...........................     70,296    46.68      66,193      46.24      57,588    43.98
6.00 - 7.99%...........................      2,901     1.93       5,612       3.92       8,438     6.44
                                          --------   ------    --------     ------    --------   ------

Total Certificates.....................     73,197    48.61      71,853      50.19      66,026    50.42
                                          --------   ------    --------      -----    --------   ------

Total Deposits.........................   $150,576   100.00%   $143,149     100.00%   $130,958   100.00%
                                          ========   ======    ========     ======    ========   ======


         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.

                                                    Maturity
                                  ------------------------------------------
                                            Over    Over
                                 3 Months  3 to 6  6 to 12   Over
                                  or Less  Months  Months  12 months  Total
                                  ------- -------  -------  -------  -------
                                                (In Thousands)
Certificates of deposit less
 than $100,000..................  $15,181 $18,441  $18,964  $14,367  $66,953

Certificates of deposit of
 $100,000 or more...............      941   2,192    1,939    1,172    6,244
                                  ------- -------  -------  -------  -------

Total certificates of deposit...  $16,122 $20,633  $20,903  $15,539  $73,197
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


                                          Year Ended
                                           December 31,
                          -----------------------------------------
                               1999            1998          1997
                          --------------- --------------  ---------
                                      (Dollars In Thousands)
Maximum Balance:
  FHLB Advances..........   $49,500        $31,000         $11,000

Average Balance:
  FHLB Advances..........   $34,269        $24,923        $  3,462

         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.
                                                        December 31,
                                             ---------------------------------
                                                 1999        1998       1997
                                             ----------- ----------- ---------
                                                     (Dollars in Thousands)

FHLB advances................................  $ 49,500    $ 31,000   $ 11,000

Weighted average interest rate during the
 period of FHLB advances.....................     4.93%       5.42%      6.32%

Weighted average interest rate at end of
 period of FHLB advances.....................     5.22%       4.91%      5.86%


Subsidiary and Other Activities

         As a federally chartered savings bank, Hemlock Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly. At December 31, 1999, Hemlock Federal did not have any subsidiaries.

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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Hemlock Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Hemlock Federal were as of September 1997 and February 1995, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Hemlock Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Hemlock Federal's OTS assessment for the fiscal year ended December 31, 1999 was $50,000.

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

         Hemlock Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, Hemlock Federal's lending limit under this restriction was $3.65 million. Hemlock Federal is in compliance with the loans-to-one-borrower limitation.

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

         Since January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions has ranged from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For Savings Association Insurance Fund insured institutions, this assessment is approximately six basis points for each $100 in domestic deposits, and for Bank Insurance Fund insured institutions this assessment is approximately one basis point for each $100 in domestic deposits. It is expected that the assessment will soon be changed to two basis points for all insured institutions, regardless of fund. The assessment, which may be revised further based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual Hemlock Federal stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1999, Hemlock Federal did not have any intangible assets recorded as assets on its financial statements.

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

         At December 31, 1999, Hemlock Federal had tangible capital of $21.83 million, or 9.64% of adjusted total assets, which is approximately $18.43 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1999, Hemlock Federal had no intangibles which were subject to these tests.

         At December 31, 1999, Hemlock Federal had core capital equal to $21.83 million, or 9.64% of adjusted total assets, which is $12.77 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1999, Hemlock Federal had $795,000 of general loss reserves and no capital instruments that qualify as supplementary capital, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Hemlock Federal had no such exclusions from capital and assets at December 31, 1999.

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

         On December 31, 1999, Hemlock Federal had total capital of $23.05 million (including

$21.83 million in core capital and $1.22 in qualifying supplementary capital) and risk-weighted assets of $95.50 million; or total capital of 30% of risk-weighted assets. This amount was $15.41 million above the 8% requirement in effect on that date.

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

Limitations on Dividends and Other Capital Distributions

         Office of Thrift Supervision regulations impose various restrictions on distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

         Generally, savings institutions, such as Hemlock Federal, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Hemlock Federal may pay dividends in accordance with this general authority.

         Savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns. See "Regulatory Capital Requirements."

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

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1999, Hemlock Federal was in compliance with both requirements, with an overall liquid asset ratio of 13.64% and a short-term liquid assets ratio of 13.64%.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether investment, sale or trading) with appropriate documentation. Hemlock Federal is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

         All savings associations, including Hemlock Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either such test such assets primarily consist of residential housing related loans and investments. At December 31, 1999, Hemlock Federal met the test and has always met the test since its effectiveness.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1999, Hemlock Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

         As a member, Hemlock Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1999, Hemlock Federal had $2.3 million in FHLB stock, which was in compliance with this requirement. In past years, Hemlock Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 5.47% and were 4.74% for calendar year 1999.

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

         To the extent earnings appropriated to a savings association's bad debt reserves exceed the allowable amount of such reserves computed under the experience method ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1999, Hemlock Federal's Excess for tax purposes totaled approximately $3.1 million.

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

         Jean M. Thornton. Ms. Thornton, age 39, is currently serving as Vice-President, Controller/Treasurer. She has worked at the Bank since 1991 as Chief Accountant, and as Treasurer since 1995.

Employees

         At December 31, 1999, the Bank had a total of 72 employees including 20 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement.
Management considers its employee relations to be good.

Item 2.  Properties

         The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1999. At December 31, 1999, the Bank's premises had an aggregate net book value of approximately $2.53 million.


                                 Year     Owned or  Net Book Value at
       Location                Acquired    Leased   December 31, 1999
------------------------------ --------    ------   -----------------
                                                     (In Thousands)
Main Office:
5700 West 159th Street           1974      Owned          $176
Oak Forest, Illinois  60452
Full Service Branches:
8855 South Ridgeland Ave.        1975    Leased(1)         165
Oak Lawn, Illinois  60453
4646 South Damen Avenue          1990      Leased          ---
Chicago, Illinois   60609
15730 West 127th Street          1998     Owned(2)        2,186
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

         The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1999 was approximately $127,638.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        Page 48 of the Annual Report is herein  incorporated  by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

        Pages 5 through 17 of the Annual Report is herein incorporated by reference.

Item 7. Financial Statements

        (a) Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1999, is incorporated by reference in this Annual Report on Form 10- KSB as Exhibit 13.

Annual Report Section                                  Pages in Annual Report

Common Stock and Related Information                             48

Selected Financial and Other Data                                 3

Management's Discussion and Analysis                              5
 of Financial Condition and Results
 of Operations

Report of Independent Auditors                                   18

Consolidated Statements of Financial Condition                   19
  as of December 31, 1999 and 1998

Consolidated Statements of Income                                20
  for Years Ended December 31, 1999,
  1998 and 1997

Consolidated Statements of Changes in                            21
  Stockholders' Equity for Years Ended
  December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows                            23
 for Years Ended December 31, 1999,
 1998 and 1997

Notes to Consolidated Financial                                  27
 Statements

         With the exception of the aforementioned information, the Corporation's Annual Report to Stockholders for the year ended December 31, 1999 is not deemed filed as part of this Annual Report on Form 10-K.

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

                                    PART III

Item 9.  Directors, Executive Officers Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and
              Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

         (a)  Exhibits


                                                                  Reference to
Regulation                                                        Prior Filing
S-K Exhibit                                                    or Exhibit Number
  Number        Document                                        Attached Hereto

2      Plan of acquisition, reorganization,
          arrangement, liquidation or succession                       None
3(i)   Articles of Incorporation                                        *
3(ii)  By-Laws                                                          *
4      Instruments defining the rights of
          security holders, including debentures                        *
9      Voting Trust Agreement                                          None
10     Material contracts:
       (i)     Stock Option and Incentive Plan                          *
       (ii)    Recognition and Retention Plan                           *
       (iii)   Employment Agreement with Executive Officers             *
11     Statement re: computation of per share earnings                 None
13     Annual Report                                                    13
16     Letter re: change in certifying accountants                     None
21     Subsidiaries of Registrant                                       21
22     Published report regarding matters submitted
          to vote of security holders                                  None
23     Consent of Experts and Counsel                              Not required
24     Power of attorney                                           Not required
27     Financial Data Schedule                                          27
28     Information from reports furnished to state
          insurance regulatory authorities                             None
99     Additional Exhibits                                             None

----------------

* Filed as exhibit to the Company's Form S-1 registration statement filed on December 27, 1996 (File No. 333-18895) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

             The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

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

Date:    March 29, 2000                      Date:    March 29, 2000

  /s/ Rosanne Pastorek-Belczak                  /s/ Charles Gjondla
----------------------------------           ----------------------------------
Rosanne Pastorek-Belczak,                    Charles Gjondla, Director
  Vice-President/ Secretary
  and Director

Date:    March 29, 2000                      Date:    March 29, 2000


   /s/ Frank A. Bucz                            /s/ G. Gerald Schiera
----------------------------------           ----------------------------------
Frank A. Bucz, Auditor/                      G. Gerald Schiera, Director
   Consultant and Director

Date:    March 29, 2000                      Date:    March 29, 2000

                                  Exhibit Index

     Exhibit
       No.               Document
     --------            -------------------------------
       13                Annual Report
       21                Subsidiaries of Registrant
       27                Financial Data Schedule