Form 10-Q
period 2000-03-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 2000-05-15
CIK 1029654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          March 31, 2000

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

     Class                               Outstanding at April 3, 2000
--------------------------------------------------------------------------------
Common Stock, par value $.01                 1,040,479 shares

                         HEMLOCK FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                                      INDEX



Part I.  Financial Information

 Item 1. Financial Statements

   Condensed Consolidated Statements of Condition as of March 31, 2000
     and December 31, 1999.................................................  3

   Condensed Consolidated Statements of Income for the three months ended March 31, 2000 and 1999.........................................  4

   Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999..................................  5

   Condensed Consolidated Statements of Changes in Stockholders' Equity
     for the three months ended March 31, 2000 and 1999....................  8

   Notes to the Condensed Consolidated Financial Statements as of
     March 31, 2000........................................................ 10

 Item 2. Management's Discussion and Analysis of the Financial Condition
   and Results of Operation................................................ 12

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 17

Part II. Other Information................................................. 20

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)
--------------------------------------------------------------------------------

                                                        March 31,   December 31,
                                                          2000          1999
                                                       ----------- -------------

ASSETS

Cash and due from banks                                  $  6,581     $  9,813

Securities available-for-sale, at fair value               31,905       32,982

Securities held-to-maturity                                58,983       61,126

Loans receivable, net                                     118,752      116,998

Property, plant and equipment, net                          3,497        3,538
FHLB stock, at cost                                         2,325        2,325
Accrued interest and other assets                           1,607        1,675
                                                         --------     --------
Total Assets                                             $223,650     $228,457
                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                 $152,664     $150,576
FHLB advances                                              46,000       49,500
Advances from borrowers for taxes and insurance               753        1,133
Note Payable                                                3,000            -
Accrued interest and other liabilities                      1,695        1,527
                                                         --------     --------
Total Liabilities                                         204,112      202,736

Stockholders' Equity
Common stock, $.01 par value; 3,100,000 shares
  authorized; 2,076,325 shares issued                          21           21
Surplus                                                    20,278       20,270
Unearned ESOP, (2000 - 112,122 shares; 1999
     - 116,274 shares)                                     (1,121)      (1,163)
Unearned stock awards                                        (794)        (859)
Retained earnings                                          14,529       14,235
Net unrealized gain on securities
  Available-for-sale, net of tax                              282          444
Treasury stock at cost ( 2000 - 877,709 ; shares 1999
     - 457,762 shares)                                    (13,657)      (7,227)
                                                         --------     --------
Total Stockholders' Equity                                 19,538       25,721
                                                         --------     --------
Total Liabilities and Stockholders'  Equity              $223,650     $228,457
                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
--------------------------------------------------------------------------------

                                                         Three months ended
                                                              March 31,
                                                        --------------------
                                                          2000        1999
                                                        ---------   --------
Interest and Dividend Income
Loans                                                    $2,120      $1,866
Investment securities                                     1,624       1,405
Interest bearing deposits                                    56          72
                                                         ------      ------
Total Interest and Dividend Income                        3,800       3,343

Interest expense
Deposits                                                  1,397       1,410
FHLB advances                                               617         348
Other borrowings                                             16           -
                                                         ------      ------
Total Interest Expense                                    2,030       1,758

Net interest income                                       1,770       1,585
Provision for loan losses                                     0           0
                                                         ------      ------
Net interest income after provision for loan losses       1,770       1,585

Non-interest income
Service fees                                                127         128

Other income                                                 41          37
Gain/(loss) on sale of available for sale securities        (13)         33
                                                         ------      ------
Total Non-interest Income                                   155         198

Non-interest expenses
Salaries and employee benefits                              610         592
Occupancy and equipment expense                             239         224
Computer service fees                                        83          69

Other expenses                                              260         255
                                                         ------      ------
Total Non-interest Expense                                1,192       1,140
                                                         ------      ------
Income before Income Taxes                                  733         643

Provision for Income Taxes                                  261         248
                                                         ------      ------
Net Income                                               $  472      $  395
                                                         ======      ======
Earnings per share - Basic and Diluted                   $ 0.35      $ 0.25
                                                         ======      ======

     See accompanying notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
--------------------------------------------------------------------------------


                                                             Three months ended
                                                             -------------------
                                                             March 31, March 31,
                                                               2000       1999
                                                             --------  --------
Cash flows from operating activities
Net income                                                   $    472  $   395
Adjustments to reconcile net income to net
  cash from operating activities
      Provision for depreciation                                   60       57
     Net amortization of  security
       premiums/discounts                                          15       64
     Change in deferred loan fees                                 (15)     (54)
     (Gain)/Loss on sale of securities                             13      (33)

    Change in accrued interest receivable
       and other assets                                            68        4
     Change in accrued interest payable and
        other liabilities                                         271      221
   Stock awards expense                                            65       65
    ESOP compensation                                              50       56
                                                             --------  -------
Net cash provided by operating activities                         999      775

Cash flows from investing activities
Purchase of securities                                         (3,709)  (3,262)
available-for-sale
Proceeds from sales of securities available for   sale
                                                                3,659       34
Principal payments of mortgage-backed
   securities and collateralized mortgage                       3,059   13,227

obligations
Proceeds from maturities and calls of securities                    -    1,174

Net increase in loans                                          (1,739)  (8,450)
Purchases of securities held-to-maturity                          (82)  (5,997)
Purchases of property, plant and equipment, net                   (19)     (77)
                                                             --------  -------
Net cash provided by (used in) investing activities             1,169   (3,351)

Cash flows from financing activities
Net increase in deposits                                        2,088    3,540
Change in advance payments by borrowers
  for taxes and insurance                                        (380)    (365)
Purchase of treasury shares                                    (6,430)       -
Change in FHLB advances                                        (3,500)  (4,000)
Change in note payable                                          3,000        -

Dividends paid                                                   (178)    (160)
                                                             --------  -------
Net cash provided by financing activities                      (5,400)    (985)
                                                             ========  =======
Net decrease in cash and cash equivalents                      (3,232)  (3,561)


     (Continued)
--------------------------------------------------------------------------------

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
--------------------------------------------------------------------------------


Cash and due from banks at beginning of period                  9,813    6,036
                                                             --------  -------
Cash and due from banks at end of period                     $  6,581  $ 2,475
                                                             ========  =======



Supplemental disclosure of cash flow information
Cash paid during period for
Interest                                                     $  2,007  $ 1,748
Income taxes                                                       38       18


















     See accompanying notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS EQUITY
                  FOR NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                        (In thousands except share data)
--------------------------------------------------------------------------------

                                                          Accumulated
                                                            Other                        Unearned                  Total
                                Common          Retained Comprehensive Unearned Treasury  Stock    Stockholders Comprehensive
                                Stock  Surplus  Earnings    Income       ESOP    Stock    Awards      Equity    Income (Loss)
                                -----  -------  -------- ------------- -------- --------  ------   ------------ -------------
Balance at December 31, 1998    $  21  $20,208   $13,207   $ 1,082     $(1,329) $(4,863) $(1,120)     $27,206        $   -

Net income for three months
 ended March 31, 1999               -        -       395         -           -        -        -          395          395

ESOP shares earned                  -       14         -         -          42        -        -           56            -

Stock award earned                  -        -         -         -           -        -       65           65            -

Change in unrealized
Gain on securities
Available for sale                  -        -         -      (177)          -        -        -         (177)        (177)

Treasury Stock Purchase-net         -        -         -         -           -        -        -            -            -

Dividends declared                  -        -      (215)        -           -        -        -         (215)           -
                                -----  -------   -------   -------     -------  -------  -------      -------        -----
Balance at March 31, 1999       $  21  $20,222   $13,387   $   905     $(1,287) $(4,863) $(1,055)     $27,330        $ 218
                                =====  =======   =======   =======     =======  =======  =======      =======        =====

     (Continued)
--------------------------------------------------------------------------------

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS EQUITY
                 FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                        (In thousands except share data)

--------------------------------------------------------------------------------

                                                          Accumulated
                                                            Other                          Unearned                  Total
                                Common          Retained Comprehensive Unearned Treasury    Stock    Stockholders Comprehensive
                                Stock  Surplus  Earnings    Income       ESOP    Stock      Awards      Equity    Income (Loss)
                                -----  -------  -------- ------------- -------- ---------   ------   ------------ -------------
Balance at December 31, 1999     $ 21  $20,270   $14,235    $  444     $(1,163) $ (7,227)  $  (859)     $25,721        $   -

Net income for three months
 ended March 31, 2000               -        -       472         -           -         -         -          472          472

ESOP shares earned                  -        8         -         -          42         -         -           50            -

Stock award earned                  -        -         -         -           -         -        65           65            -

Change in unrealized
   Gain on securities
   Available for sale               -        -         -      (162)          -         -         -         (162)        (162)

Treasury stock purchase-net         -        -         -         -           -    (6,430)        -       (6,430)           -

Dividends declared                  -        -      (178)        -           -         -         -         (178)           -
                                -----  -------   -------   -------     -------  --------   -------      -------        -----
Balance at March 31, 2000       $  21  $20,278   $14,529   $   282     $(1,121) $(13,657)  $  (794)     $19,538        $ 310
                                =====  =======   =======   =======     =======  ========   =======      =======        =====

     See accompanying notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                 Notes to the consolidated financial statements


NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings
(Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of March 31, 2000 and December 31, 1999, and the results of its consolidated operations, for the three month period ended March 31, 2000 and 1999, and its consolidated cash flows and changes in stockholders' equity for the three month periods ended March 31, 2000 and 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Corporation's annual financial statements and notes thereto.


NOTE 2

The Corporation completed its repurchase of 419,947 shares of common stock at a cost of $6.30 million, plus expenses of $130,000, through a Dutch auction tender offer during the quarter ended March 31, 2000. The Corporation's stock repurchase was funded with $3.0 million in borrowings and $3.0 million in dividends from the Bank.







--------------------------------------------------------------------------------

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 3

A reconciliation of the numerators and denominators for earnings per common share computations is presented below.

                                               Three months ended
                                                   March 31,
                                               ------------------
                                                 2000      1999
                                               --------  --------

Basic earnings per share
  Net income available to common stockholders    $  472    $  395
                                                 ======    ======

Weighted average common shares outstanding        1,337     1,595

  Basic earnings per share                       $  .35    $  .25
                                                 ======    ======

The Corporation's outstanding stock options and stock awards were not considered in the computations of earnings per common share - assuming dilution because the effects of assumed exercise would have been antidilutive.


NOTE 4

In March 2000, the Corporation established a secured revolving line of credit with LaSalle National Bank. Interest payments are due quarterly with principal due at maturity on March 7, 2001. The note is secured by 100% of the Bank's outstanding common stock. The line of credit bears interest at a variable rate equal to prime or three-month LIBOR plus 1.75% at the Corporation's option. In March 2000, the Corporation drew on its line to finance the repurchase of Corporation common stock in a Dutch auction tender offer.


NOTE 5

On January 10, 2000, the Bank announced the execution of a definitive agreement providing for the purchase and merger of Midwest Savings Bank (Midwest) into Hemlock Federal Bank for Savings. Total assets of Midwest at December 31, 1999 were approximately $48.6 million. The transaction is valued on a current basis at $3.36 million. In the transaction, Midwest stockholders will receive cash for each share of Midwest common stock approximately equal to the book value of the stock as of December 31, 1999 plus net income through the month end prior to the closing date and subject to certain other transaction adjustments. The transaction is subject to the approval of the stockholders of Midwest, as well as banking regulators, and is expected to close in the second quarter of 2000.


--------------------------------------------------------------------------------

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at March 31, 2000 and the consolidated results of operations for the three months ended March 31, 2000, compared to the same period in 1999. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.


Results of Operations

Consolidated net income of the Corporation for the first quarter of 2000 totaled $472,000, or $.35 per share, as compared to net income of $395,000, or $.25 per share earned for the first quarter of 1999.

Net Interest Income

Net interest income before provision for loan losses was $1.77 million for the three month period ended March 31, 2000, as compared to $1.59 million for the same period in 1999. For the three month period ended March 31, 2000, interest income increased to $3.80 million, from $3.34 million for the same period ended March 31, 1999. This increase is due primarily to an increase in the average balance of loans receivable, funded by an increase in the average balances of deposits and FHLB advances. Interest expense increased to $2.03 million for the three months ended March 31, 2000, from $1.76 million for the same period in 1999. This increase is attributable to increases in the balance of deposits and FHLB advances, as well as an increase in the cost of funds.

Provision for Loan Losses

The Corporation's allowance for loan losses was $795,000 as of March 31, 2000, equal to .67% of total loans. The Bank had non-performing assets totaling $213,000 as of March 31, 2000. No provision for loan losses was made during the three months ended March 31, 2000, nor was a provision made during the same period ended March 31, 1999. Management believes the existing level of reserves is adequate, given current economic conditions as well as loss experience and credit demand.

--------------------------------------------------------------------------------

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income decreased to $155,000 for the three month period ended March 31, 2000, as compared to $198,000 for the same period ended March 31, 1999. The decrease is due primarily to a net loss of $13,000 on the sale of securities from the available for sale portfolio incurred during the first quarter ended March 31, 2000, as compared to a net gain of $33,000 on the sale of securities from the available for sale portfolio during the same period one year ago.

Non-interest expense for the three month period ended March 31, 2000 increased to $1.19 million, as compared to $1.14 million for the same period ended March 31, 1999. The increase in expenses of $50,000 is due primarily to increased compensation, occupancy, and equipment expenses associated with branch operations.

Provision for Income Taxes

The Corporation's federal and state income tax expense increased to $261,000 for the three month period ended March 31, 2000, from $248,000, for the same period ended March 31, 1999. The increase in income tax was the result of an increase in income before income taxes.

Financial Condition

Consolidated total assets decreased to $223.65 million as of March 31, 2000, from $228.46 million as of December 31, 1999, a decrease in total assets of $4.81 million. Cash on hand decreased to $6.58 million as of March 31, 2000, as compared to $9.81 million as of December 31, 1999, a decrease of $3.22 million. In addition, total securities held in portfolio decreased by $3.22 million, from $94.13 million as of December 31, 1999, to $90.89 million as of March 31, 2000 due to principal pay down of mortgage related securities. These decreases were partially offset by an increase in loans receivable to $118.75 million as of March 31, 2000 from $117.00 million as of December 31, 1999, due to new loan originations resulting from the commissioned loan officer program.

Total liabilities increased to $204.11 million as of March 31, 2000, from $202.74 million as of December 31, 1999. The $1.37 million increase in liabilities is due in part to an increase in total deposits to $152.66 million as of March 31, 2000 from $150.58 million as of December 31, 1999, an increase of $2.08 million, as well as an increase in other liabilities, which rose to $4.70 million as of March 31, 2000, from $1.53 million as of December 31, 1999. This increase was due principally to a $3.00 million borrowing made by the holding company. These increases were partially offset by a decrease in FHLB advances, which fell to $46.00 million as of March 31, 2000, from $49.50 million as of December 31, 1999, a decrease of $3.50 million. The increase in deposits is attributable to increases in both the Oak Lawn and Lemont branches. The $3.00 million borrowing by the holding company was used to partially fund the Company's Dutch auction tender offer.

Stockholders'  equity  decreased  to $19.54  million  as of March 31,  2000 from
$25.72  million as of  December  31,  1999,  a decrease of $6.18  million.  This
decrease  is   attributable   to

--------------------------------------------------------------------------------

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

the repurchase of 419,947 shares of the Corporation's common stock at a cost of $6.30 million plus expenses of $130,000 through a dutch auction tender offer which occurred during the three month period ended March 31, 2000. In addition, the Corporation paid dividends of $178,000 during the first three months of 2000, which was partially offset by net income.

Capital Resources and Commitments

The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2000 and December 31, 1999.

                                                               Actual
                               Regulatory Requirement     -----------------
                          to be adequately capitalized    3/31/00  12/31/99
                          -----------------------------   -------  --------

 Core capital                         4.0%                20.22%     28.86%
 Risk-based capital                   8.0%                21.41%     24.14%


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

The Bank's regulatory liquidity ratio at March 31, 2000 was 12.79%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $2.86 million at March 31, 2000.

On January 10, 2000, the Company announced it had entered into an agreement to acquire Midwest Savings Bank located in Bolingbrook, Illinois, at a price of approximately $3.36 million. The transaction is expected to close during the second quarter of 2000.


Impact of New Accounting Standards

Statement of Financial Accounting Standards (Statement) No. 133 on derivatives will, in 2001, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This

--------------------------------------------------------------------------------

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 is not expected to have a material impact on the Company's financial statements.

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

--------------------------------------------------------------------------------

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------


Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Pursuant to this regulation, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Savings institutions, however, with less than $300 million in assets and a total capital ratio in excess of 12%, will be exempt from this requirement unless the OTS determines otherwise. The OTS has postponed the implementation of the rule until further notice. Based upon its asset size and capital level at March 31, 2000, the Bank would qualify for an exemption from this rule; management believes that the Bank would be required to make a deduction from capital of $507,000 if it were subject to this rule.

The following table sets forth, at December 31, 1999, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.





--------------------------------------------------------------------------------

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------


    Change in                                           Estimated Increase
    Interest       Estimated   Ratio of NPV             (Decrease) in NPV
      Rates          NPV             to            -----------------------------
 (Basis Points)    Amount       PV of Assets           Amount        Percent
--------------------------------------------------------------------------------
                             (Dollars in Thousands)

    +300          14,800            7.09               (10,579)         (42)
    +200          18,827            8.77                (6,553)         (26)
    +100          22,504           10.20                (2,876)         (11)
     ---          25,380           11.24                    ---          ---
    -100          27,646           12.00                  2,267            9
    -200          29,135           12.42                  3,755           15
    -300          30,075           12.62                  4,696           19



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

While the above estimates are based on data provided as of December 31, 1999, management believes that the Bank's interest rate risk as of March 31, 2000 has not significantly changed from the level indicated in the above table.

Annual Meeting

The Company's Annual Meeting for the fiscal year ending December 31, 1999 was held on May 10, 2000 at 10:30 a.m. at the Oak Forest office of the Company.


--------------------------------------------------------------------------------

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

     Item 4. Submission of Matters to a vote of Security Holders
             None

     Item 5. Other Information


     Item 6. Exhibits and Reports on Form 8-K.

             a.  Exhibits -   27      Financial Data Schedule

             b.  Reports on Form 8-K

                 Filed with the Securities and Exchange Commission on
                    January 19, 2000:

                    On January 10, 2000, Hemlock Federal Financial Corporation, a Delaware corporation, and Midwest Savings Bank issued a joint press release announcing the execution of a definitive agreement as of January 7, 2000 by and between Hemlock Federal Bank for Savings, the wholly-owned subsidiary of Hemlock, and Midwest.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      HEMLOCK FEDERAL FINANCIAL CORP.
      (Registrant)


       /s/ Maureen G. Partynski
     ---------------------------------------
      Maureen G. Partynski
      Chief Executive Officer
      May 11 , 2000



       /s/ Michael R. Stevens
     ---------------------------------------
      Michael R. Stevens
      President
      May 11, 1999



       /s/ Jean M. Thornton
     ---------------------------------------
      Jean M. Thornton
      Chief Financial Officer
      May 11, 1999