Form 10-Q
period 2000-06-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 2000-08-14
CIK 1029654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          June 30, 2000


Commission file number         000-22103

                         HEMLOCK FEDERAL FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

         Delaware                                         36-4126192
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

         5700 West 159th Street                                       60452
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

                                                YES   X        NO    ___

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class                                              Outstanding at July  31, 2000
--------------------------------------------------------------------------------
Common Stock, par value $.01                               960,490 shares

                         HEMLOCK FEDERAL FINANCIAL CORP.
                                 AND SUBSIDIARY


                                      INDEX



Part I.  Financial Information

     Item 1. Financial Statements

        Condensed  Consolidated  Statements  of  Condition as of June 30,
        2000 and December 31, 1999...........................................3

        Condensed Consolidated Statements of Income for the three and six months ended June 30, 1999 and 2000..................................4

        Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 1999 and 2000..................................5

        Condensed Consolidated Statements of Changes in Stockholders' Equity
        for the six months ended June 30, 1999 and 2000......................6

        Notes to the Condensed Consolidated Financial Statements as of
        June 30, 2000........................................................8

     Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operation.............................................10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.....14

Part II. Other Information..................................................17

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)
--------------------------------------------------------------------------------


                                                      June 30,   December 31,
                                                        2000        1999
                                                      --------    --------
ASSETS

Cash and cash equivalents                             $  6,979    $  9,813
Securities available-for-sale, at fair value            31,469      32,982
Securities held-to-maturity                             59,678      61,126
Loans receivable, net                                  159,744     116,998
Premises and equipment, net                              3,713       3,538
FHLB stock, at cost                                      3,230       2,325
Accrued interest receivable and other assets             4,489       1,675
                                                      --------    --------
     Total assets                                     $269,302    $228,457
                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                             $ 179,904    $150,576
FHLB advances                                           63,183      49,500
Advances from borrowers for taxes and insurance          1,689       1,133
Note payable                                             4,000           -
Accrued interest payable and other liabilities           1,821       1,527
                                                      --------    --------
  Total liabilities                                    250,597     202,736

Stockholders' equity
  Common stock, $.01 par value; 3,100,000 shares
    authorized; 2,076,325 shares issued                     21          21
  Surplus                                               20,301      20,270
  Unearned ESOP, (2000 - 107,969 shares;
    1999 - 116,274 shares)                              (1,080)     (1,163)
  Unearned stock awards                                   (728)       (859)
  Retained earnings                                     14,780      14,235
  Accumulated other comprehensive income                   289         444
  Treasury stock at cost ( 2000 - 962,639 shares;
    1999 - 457,762 shares)                             (14,878)     (7,227)
                                                      --------    --------
  Total stockholders' equity                            18,705      25,721
                                                      --------    --------

      Total liabilities and stockholders'  equity     $269,302    $228,457
                                                      ========    ========

--------------------------------------------------------------------------------
           See accompanying notes to unaudited financial statements.

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                Three and Six months ended June 30, 2000 and 1999
                     (In thousands, except per share data)
--------------------------------------------------------------------------------

                                          Six months ended    Three months ended
                                          ----------------    ------------------
                                           2000      1999       2000       1999
                                          ------    ------     ------     ------
Interest income
     Loans                                $4,587    $3,898     $2,467     $2,032
     Securities                            3,237     2,724      1,613      1,319
     Interest bearing deposits               123       110         67         38
                                          ------    ------     ------     ------
         Total interest income             7,947     6,732      4,147      3,389

Interest expense

     Deposits                              2,887     2,811      1,490      1,401
     FHLB advances                         1,369       686        752        338
     Note payable                             86         -         70          -
                                          ------    ------    -------     ------

         Total interest expense            4,342     3,497      2,312      1,739
                                          ------    ------    -------     ------

Net interest income                        3,605     3,235      1,835      1,650

Provision for loan losses                      -        20          -         20
                                          ------    ------    -------     ------


Net interest income after provision
  for loan losses                          3,605     3,215      1,835      1,630

Non-interest income
     Service fees                            284       254        157        126
     Other income                            100        72         59         35
     Gain (loss) on sale of securities       (34)       45        (21)        12
                                          ------    ------    --------    ------
         Total non-interest income           350       371        195        173

Non-interest expense
     Salaries and employee benefits        1,324     1,179        714        587
     Occupancy and equipment expense         492       450        253        226
     Computer service fees                   210       133        127         64
     Other expenses                          602       516        342        261
                                          ------    ------    -------     ------
         Total non-interest expense        2,628     2,278      1,436      1,138
                                          ------    ------    -------     ------

Income before income taxes                 1,327     1,308        594        665

Provision for income taxes                   474       501        213        253
                                          ------    ------    -------     ------

Net income                                $  853    $  807    $   381     $  412
                                          ======    ======    =======     ======

Earnings per share - basic and diluted    $  .73    $  .52    $   .38     $  .26
                                          =====     ======    =======     ======


Comprehensive income                      $  698    $  520    $   388     $  302
                                          ======    ======     ======     ======



--------------------------------------------------------------------------------
           See accompanying notes to unaudited financial statements.

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (In thousands)
-------------------------------------------------------------------------------

                                                              2000      1999
                                                            -------  --------
Cash flows from operating activities
    Net income                                              $   853  $    807
    Adjustments to reconcile net income to net cash from operating activities

       Depreciation                                             168       114
       Net amortization of  security premiums/discounts          32       167
       Change in deferred loan fees                             (63)      (88)
       (Gain) loss on sale of securities                         34       (45)
       Provision for loan losses                                  -        20
       Change in accrued interest receivable and
           other assets                                        (323)       13
       Change in accrued interest payable and other
           liabilities                                          217       355
       Stock awards expense                                     131       131
       ESOP compensation                                        114       112
                                                            -------  --------

          Net cash provided by operating activities           1,163     1,586
                                                            -------  --------

Cash flows from investing activities

    Midwest Savings Bank acquisition, net                      (728)        -
    Purchase of securities available-for-sale                (4,274)   (3,356)
    Proceeds from sales of securities available-for-sale      3,912       282

    Principal payments of mortgage-backed securities and

      collateralized mortgage obligations                     5,780    19,600
    Proceeds from maturities and calls of securities              2     1,174
    Sale/(Purchase) of FHLB stock                               (40)      375
    Net increase in loans                                    (3,772)  (12,533)
    Purchases of securities held-to-maturity                    (82)  (13,034)
    Purchases of premises and equipment, net                    (35)     (147)
                                                            -------  --------

       Net cash provided by (used in) investing activities      763    (7,639)
                                                            -------  --------

Cash flows from financing activities
    Net increase in deposits                                  1,143     7,095
    Change in advance payments by borrowers for taxes
      and insurance                                             556        82
    Purchase of treasury shares                              (7,651)   (1,217)
    Change in FHLB advances                                  (2,500)   (2,000)
    Change in note payable                                    4,000         -
    Dividends paid                                             (308)     (318)
                                                            -------  --------

       Net cash provided by (used in) financing activities   (4,760)    3,642
                                                            -------  --------

Net decrease in cash and cash equivalents                    (2,834)   (2,411)


Cash and due from banks at beginning of period                9,813     6,036
                                                            -------  --------


Cash and due from banks at end of period                    $ 6,979  $  3,625
                                                            =======  ========
Supplemental disclosure of cash flow information



--------------------------------------------------------------------------------
           See accompanying notes to unaudited financial statements.

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        (In thousands except share data)
--------------------------------------------------------------------------------

                                                             Accumulated                              Total
                                                                 Other                      Unearned  Stock-  Compre-
                                      Common         Retained Comprehen-  Unearned Treasury  Stock   holders  hensive
                                       Stock Surplus Earnings sive Income   ESOP    Stock    Awards   Equity   Income
                                      ------ ------- -------- ----------- -------- -------- -------- -------- -------
Balance at December 31, 1998            $21  $20,208 $13,207    $1,082    $(1,329) $(4,863) $(1,120) $27,206   $   -

Net income for six months
  ended June 30, 1999                     -        -     807         -          -        -        -      807     807

ESOP shares earned                        -       28       -         -         83        -        -      111       -

Stock awards earned                       -        -       -         -          -        -      131      131       -

Change in unrealized gain
  on securities available-for-sale, net   -        -       -      (287)         -        -        -     (287)   (287)

Treasury stock purchase, net              -        -       -         -          -   (1,217)       -   (1,217)      -

Dividends declared ($.18 per share)       -        -    (373)        -          -        -        -     (373)      -
                                        ---  -------  -------   ------    -------  -------  -------  -------   -----

Balance at June 30, 1999                $21  $20,236  $13,641   $  795    $(1,246) $(6,080) $  (989) $26,378   $ 520
                                        ===  =======  =======   ======    =======  =======  =======  =======   =====

--------------------------------------------------------------------------------
                                   Continued

                 HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        (In thousands except share data)
--------------------------------------------------------------------------------

                                                             Accumulated                              Total
                                                                 Other                      Unearned  Stock-  Compre-
                                      Common         Retained Comprehen-  Unearned Treasury  Stock   holders  hensive
                                       Stock Surplus Earnings sive Income   ESOP    Stock    Awards   Equity   Income
                                      ------ ------- -------- ----------- -------- -------- -------- -------- -------
Balance at December 31, 1999            $ 21 $20,270  $14,235   $   444   $(1,163) $ (7,227) $ (859)  $25,721   $  -
Net income for six months
  ended June 30, 2000                      -       -      853         -         -         -       -       853    853
ESOP shares earned                         -      31        -         -        83         -       -       114      -
Stock awards earned                        -       -        -         -         -         -     131       131      -
Change in unrealized gain
  on securities available-for-sale, net    -       -        -      (155)        -         -       -      (155)  (155)
Treasury stock purchase, net               -       -        -         -         -    (7,651)      -    (7,651)     -
Dividends declared ($.22 per share)        -       -     (308)        -         -         -       -      (308)     -
                                        ---- -------  -------   -------   -------   --------  ------  -------   ----
Balance at June 30, 2000                $ 21 $20,301  $14,780   $   289   $(1,080)  $(14,878) $ (728) $18,705   $698
                                        ==== =======  =======   =======   =======   ========  ======  =======   ====

--------------------------------------------------------------------------------
           See accompanying notes to unaudited financial statements.

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
--------------------------------------------------------------------------------

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings
(Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. The accompanying unaudited interim consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates For further information with respect to significant accounting policies followed by the Corporation in the preparation of its consolidated financial statements, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. Annualized results of operations during the quarter and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year of 2000.

NOTE 2

The Corporation completed its repurchase of 419,947 shares of common stock at an average cost of $6.30 million, plus expenses of $130,000, through a Dutch auction tender offer during the quarter ended March 31, 2000. The Corporation's stock repurchase was funded with $3.0 million in borrowings and $3.0 million in dividends from the Bank.

NOTE 3

A reconciliation of the numerators and denominators for earnings per common share computations is presented below:


                                             Three months         Six months
                                             ended June 30,      ended June 30,
                                             --------------     ----------------
                                             2000    1999         2000     1999
                                             ----    ----         ----     ----

Earnings per share

Net income available to common stockholders  $381     $ 412      $  853   $  807
                                             ====     ======     ======   ======

Weighted average common shares outstanding    990      1,558      1,164    1,569
                                             ====     ======     ======   ======

         Earnings per share                  $.38     $  .26     $  .73   $  .52
                                             ====     ======     ======   ======

--------------------------------------------------------------------------------
                                   (Continued)
                                                                              8.

The Corporations outstanding stock options and stock awards were not considered in the computations of earnings per common share because the effects of assumed exercise would have been antidilutive.

NOTE 4

In March 2000, the Corporation established a secured revolving line of credit with LaSalle National Bank. Interest payments are due quarterly with principal due at maturity on March 7, 2001. The note is secured by 100% of the Bank's outstanding common stock. The line of credit bears interest at a variable rate equal to prime or three-month LIBOR plus 1.75% at the Corporation's option. In March 2000, the Corporation used this line to finance the repurchase of common stock in the Dutch auction tender offer.


NOTE 5

On June 9, 2000 the Bank completed its acquisition of Midwest Savings Bank. Cash of $3.3 million was paid for all of the outstanding shares of Midwest Savings Bank. At June 9, 2000 Midwest Savings Bank had total assets of $47.8 million. The acquisition was recorded using the purchase method of accounting and concurrent with the transaction Midwest Savings Bank was merged into Hemlock Federal Bank. Midwest Savings Bank's results of operations have been reflected in the Corporation's consolidated statements of income beginning as of the acquisition date.

On a pro forma basis, the proforma total net interest income, Total income, net income, basic and diluted earnings per share for the three and six months ended June 30, 2000 after giving effect to the Midwest Savings Bank acquisition as if it occurred on January 1, 1999 are as follows:

                               Three Months Ended     Six Months Ended
                                      June 30,            June 30,
                               -------------------  -------------------
                                 2000      1999       2000       1999
                               --------  ---------  --------  ---------
(in thousands)
Net Interest  Income            $2,034    $2,023     $4,154     $3,963

Total Income                     4,910     4,428      9,740      8,787

Net Income                         357       408        778        825

Basic and diluted  Earnings
   per share                       .36       .26        .67        .53


--------------------------------------------------------------------------------
                                   (Continued)
                                                                              9.

              HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
                                  June 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at June 30, 2000 and the consolidated results of operations for the three and six months ending June 30, 2000, compared to the same period in 1999. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

Results of Operations
---------------------
Consolidated net income of the Corporation for the second quarter of 2000 totaled $381,000, or $.38 per share, as compared to net income of $412,000, or $.26 per share earned for the second quarter of 1999. Net income for the six month period ended June 30, 2000 totaled $853,000, or $.73 per share, as compared to net income of $807,000, or $.52 per share for same period in 1999.

Net Interest Income
-------------------
Net interest income before provision for loan losses was $1.84 million and $3.60 million for the three and six month periods ended June 30, 2000, respectively, as compared to $1.65 million and $3.24 million for the same periods in 1999. For the three and six month periods ended June 30, 2000, interest income increased to $4.15 million and $7.95 million, respectively, from $3.39 million and $6.73 million for the same periods ended June 30, 1999. This increase is due primarily to an increase in the average balance of loans receivable, as a result of the Midwest acquisition, funded by an increase in the average balances of deposits. Interest expense increased to $2.31 million and $4.34 million for the three and six months ended June 30, 2000, from $1.74 million and $3.50 million for the same periods in 1999. This increase is attributable to increases in deposits and FHLB advances, as well as interest expense related to the note payable.

Provision for Loan Losses
-------------------------
The Corporation's allowance for loan losses was $969,000 as of June 30, 2000, equal to .61% of total loans. The bank had non-performing assets totaling $307,000 as of June 30, 2000. Management believes the existing level of reserves is adequate, given current economic conditions as well as historical loss experience and credit demand. No provision for loan losses was made during the three months ended June 30, 2000. A provision of $20,000 was made during the same period ended June 30, 1999.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             10.

Changes In Non-Interest Income and Non-Interest Expense
-------------------------------------------------------
Non-interest income increased to $195,000 for the three month period ended June 30, 2000, as compared to $173,000 for the same period ended June 30, 1999. The increase is due primarily to an increase in fees associated with lending activities, as well as an increase in fees charged for non-customer ATM transactions and checking accounts. Non-interest income decreased to $350,000 for the six month period ended June 30, 2000, as compared to $371,000 for the same period ended June 30, 1999. The decrease is due primarily to a $34,000 loss incurred on the sale of securities from the available-for-sale portfolio for the six month period ended June 30, 2000, compared to a $45,000 gain incurred on the sale of securities from the available-for-sale portfolio for the six month period ended June 30, 1999.

Non-interest expense increased to $1.44 million and $2.63 million for the three and six month periods ended June 30, 2000, respectively, as compared to $1.14 million and $2.28 million for the same period one year ago. The increase is due primarily to a data processing conversion fee and an overall increase in salaries, of which a portion is related to the acquisition of Midwest Savings Bank, as well as an overall increase in operating expenses associated with the operation of the two new branch offices obtained through the Midwest Savings acquisition.

Provision for Income Taxes
--------------------------
The Corporation's federal and state income tax expense decreased to $213,000 and $474,000 for the three and six month periods ended June 30, 2000, respectively, from $253,000 and $501,000, for the same periods ended June 30, 1999. The decrease in income tax was the result of a decrease in income before income taxes, as well as an increase in income from securities exempt from state income tax.

Financial Condition
--------------------
Consolidated total assets increased to $269.30 million as of June 30, 2000, from $228.46 million as of December 31, 1999, an increase in total assets of $40.84 million. Cash on hand decreased to $6.98 million as of June 30, 2000, as compared to $9.81 million as of December 31, 1999, a decrease of $2.83 million. In addition, total securities decreased by $2.96 million, from $94.11 million as of December 31, 1999, to $91.15 million as of June 30, 2000 due to principal pay down of mortgage related securities. Loans receivable increased to $159.74 million as of June 30, 2000 from $117.00 million as of December 31, 1999, an increase of $42.74 million. This increase was primarily due to the loans totaling $39.6 million obtained through the Midwest acquisition, as well as to new loan originations resulting from the commissioned loan officer program. Other assets increased $2.8 million primarily as a result of goodwill and deferred taxes related to the acquisition of Midwest Savings Bank.

Total liabilities increased to $250.60 million as of June 30, 2000, from $202.74 million as of December 31, 1999. The $47.86 million increase in liabilities is due in part to an increase in total

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             11.

deposits to $179.90 million as of June 30, 2000 from $150.58 million as of December 31, 1999, an increase of $29.32 million, as well as an increase in notes payable due to a $4.00 million borrowing made by the holding company. In addition, FHLB advances increased by $13.68 million, to $63.18 million as of June 30, 2000, from $49.50 million as of December 31, 1999. The increase in deposits is primarily attributable to the Midwest Savings acquisition, as well as increases in deposits in both the Oak Forest and Lemont branches. Deposits acquired from Midwest Savings Bank totaled $28.2 million. The $4.00 million borrowing by the holding company was used to partially fund the Company's Dutch auction tender offer. The increase in FHLB advances is due to the outstanding advances of $16.2 million assumed by the Bank as a result of the Midwest acquisition.

Stockholders' equity decreased to $18.71 million as of June 30, 2000 from $25.72 million as of December 31, 1999, a decrease of $7.01 million. This decrease is attributable to the repurchase of 419,947 shares of the Corporation's common stock at a cost of $6.30 million plus expenses of $130,000 through a dutch auction tender offer which occurred during the three month period ended March 31, 2000, as well as an additional repurchase of 84,930 shares at a cost of $1.22 million for the three month period ended June 30, 2000. In addition, the Corporation paid dividends of $308,000 during the first six months of 2000, which was partially offset by net income.


Capital Resources and Commitments
---------------------------------
The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 2000 and December 31, 1999.

                             Regulatory
                             Requirement                        Actual
                          To Be Adequately     June 30,      December 31,
                             Capitalized         2000            1999
                         ------------------  ------------  -----------------

  Core capital                   4.0%           14.75%         28.86%
  Risk-based capital             8.0%           15.85%         24.14%


Liquidity
---------
Liquidity measures the ability of the Corporation to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund operations, and to provide for customers' credit needs. The liquidity of the Corporation principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

The Bank's regulatory liquidity ratio at June 30, 2000 was 13.09%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $5.7 million at June 30, 2000.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             12.

Impact of New Accounting Standards
----------------------------------
Statement of Financial Accounting Standards (Statement) No. 133 on derivatives will, in 2001, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 is not expected to have a material impact on the Company's financial statements.

Forward Looking Statements
--------------------------
This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1993 as amended and Section 21E of the Securities Act of 1934 as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Corporation, are generally identified by the use of words "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and the subsidiary include, but are not limited to, changes in interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Corporation's market areas; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

In an attempt to manage its exposure to changes in interest rates, management monitors the Corporation's interest rate risk. The Board of Directors reviews at least quarterly the Bank's interest rate risk position and profitability. The Board of Directors also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             13.

transactions to assure attainment of the Bank's objectives in the most effective manner. In addition, the Board anticipates reviewing on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Pursuant to this regulation, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Savings institutions, however, with less than $300 million in assets and a total capital ratio in excess of 12%, will be exempt from this requirement unless the OTS determines otherwise. The OTS has postponed the implementation of the rule until further notice. Based upon its asset size and capital level at June 30, 2000, the Bank would qualify for an exemption from this rule; management believes that the Bank would be required to make a deduction from capital of $28,000 if it were subject to this rule.

The following table sets forth, at March 31, 2000, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             14.

     Change in                                            Estimated Increase
     Interest         Estimated          Ratio            (Decrease) in NPV
       Rates             NPV           of NPV to     ---------------------------
  (Basis Points)       Amount          of Assets        Amount       Percent
--------------------------------------------------------------------------------
        +300        $    13,685          6.61        $ (9,704)         (41)
        +200             17,582          8.26          (5,807)         (25)
        +100             20,690          9.49          (2,698)         (12)
           -             23,388         10.50               -            -
        -100             25,607         11.27           2,218            9
        -200             26,110         11.34           2,721           12
        -300             26,720         11.45           3,332           14

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

While the above estimates are based on data provided as of December 31, 1999, management believes that the Bank's interest rate risk as of June 30, 2000 has not significantly changed from the level indicated in the above table.


--------------------------------------------------------------------------------

Part II    Other Information
----------------------------

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a vote of Security Holders

The following is a record of the votes cast at the Corporation's Annual Meeting of Stockholders in the election of directors of the Corporation:

                                      FOR                     VOTE WITHHELD
      Michael R Stevens             804,267                       59,334
      Kenneth J. Bazarnik           804,992                       59,609

      Accordingly, the individuals named above were declared to be duly elected directors of the Corporation for the term indicated.

                  The following is a record of the votes cast in respect of the proposal to ratify the appointment of Crowe, Chizek and Company LLP as the Corporation's auditors for the fiscal year ending December 31, 2000.

                                 NUMBER OF           PERCENTAGE
                                   VOTES              OF VOTES
      FOR                         844,428               97.8%
      AGAINST                     17,023                 2.0%
      ABSTAIN                     2,150                  0.2%

      Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

Item 5.    Other Information

           None


Item 6.    Exhibits and Reports on Form 8-K.

           a.   Reports on Form 8-K - none

--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEMLOCK FEDERAL FINANCIAL CORP.
(Registrant)


/s/ Maureen G. Partynski
-------------------------
Maureen G. Partynski
Chief Executive Officer

August 8 , 2000


/s/ Michael R. Stevens
-------------------------
Michael R. Stevens
President

August 8, 1999


/s/ Jean M. Thornton
-------------------------
Jean M. Thornton
Chief Financial Officer

August 8, 1999









--------------------------------------------------------------------------------