Form 10-Q
period 2000-09-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 2000-11-14
CIK 1029654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:            September 30, 2000

Commission file number      000-22103

HEMLOCK FEDERAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified In Its Charter)

Delaware	36-4126192
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5700 West 159th Street	60452
(Address of Principal Executive Offices)	(Zip Code)

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

YES	X	NO

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2000
Common Stock, par value $.01	928,934 shares

NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORP.
AND SUBSIDIARY

2.

NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)

	September 30,	December 31,
	2000	1999
ASSETS
Cash and cash equivalents	$ 5,672	$ 9,813
Securities available-for-sale	37,648	32,982
Securities held-to-maturity	56,912	61,126
Loans receivable, net	162,430	116,998
Premises and equipment, net	3,850	3,538
FHLB stock, at cost	3,435	3,325
Accrued interest receivable and other assets	3,749	1,675
Total assets	$273,696 ========	$228,457 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$178,960	$150,576
FHLB advances	68,781	49,500
Advances from borrowers for taxes and insurance	724	1,113
Note payable	4,750	--
Accrued interest payable and other liabilities	1,867	1,527
Total liabilities	255,082	202,736
Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares authorized; 2,076,325 shares issued	21	21
Surplus	20,326	20,270
Unearned ESOP (2000 - 103,816 shares; 1999 - 120,427 shares)	(1,038)	(1,163)
Unearned stock awards	(663)	(859)
Retained earnings	15,048	14,235
Accumulated other comprehensive income	483	444
Treasury stock at cost (2000 - 1,005,136 shares; 1999- 457,762)	(15,563)	(7,227)
Total stockholders' equity	18,614	25,721
Total liabilities and stockholders' equity	$273,696 ========	$228,457 ========

See accompanying notes to unaudited financial statements.
3.

NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine months ended September 30, 2000 and 1999
(In thousands, except per share data)
	Nine months ended		Three months ended
	2000	1999	2000	1999
Interest income
Loans	$7,582	$5,962	$2,995	$2,064
Securities	4,808	4,130	1,571	1,406
Interest bearing deposits	304	158	181	48
Total interest income	12,694	10,250	4,747	3,518
Interest expense
Deposits	4,640	4,217	1,753	1,406
FHLB advances	2,389	1,083	1,020	397
Note payable	188	--	102	--
Total interest expense	7,217	5,300	2,875	1,803
Net interest income	5,477	4,950	1,872	1,715
Provision for loan losses	--	20	--	--
Net interest income after provision for loan losses	5,477	4,930	1,872	1,715
Non-interest income
Service fees	484	379	200	125
Other income	155	103	55	31
Gain (loss) on the sale of securities	(5)	27	29	(18)
Total non-interest income	634	509	284	138
Non-interest expense
Salaries and employee benefits	2,096	1,787	772	608
Occupancy and equipment expense	765	697	273	247
Computer service fees	297	196	87	63
Other expenses	1,020	764	418	248
Total non-interest expense	4,178	3,444	1,550	1,166
Income before income taxes	1,933	1,995	606	687
Privision for income taxes	679	762	205	261
Net income	$1,254 ========	$1,233 ========	$ 401 ========	$ 426 ========
Earnings per share - basic and diluted	$ 1.15 ========	$ .79 ========	$ .42 ========	$ .28 ========
Comprehensive income	$1,293 ========	$839 ========	$595 ========	$319 ========

See accompanying notes to unaudited financial statements.

4.

NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(In thousands)
	2000	1999
Cash flows from operating activities
Net income	$1,254	$1,233
Adjustments to reconcile net income to net cash from operating activities
Depreciation	264	174
Amortization of intangibles	23	--
Net amortization of security premiums/discounts	20	211
Change in deferred loan fees	(85)	(105)
(Gain) loss on sale of securities	5	(27)
Provision for loan losses	--	20
Chnage in accrued interest receivable and other assets	207	(237)
Change in accrued interest payable and other liabilities	161	356
Stock awards expense	196	195
ESOP compensation	181	170
Net cash provided by operating activities	2,226	1,990
Cash flows from investing activities
Midwest Savings Bank acquisition, net	(728)	--
Purchase of securities available-for-sale	(11,679)	(10,721)
Proceeds from sales of securities available-for-sale	4,272	2,517
Principal payments of mortgage-backed securities and collateralized mortgage obligations	9,369	25,052
Proceeds from maturities and calls of securities	405	1,174
Purchase of FHLB stock	(245)	(125)
Net increase in loans	(6,449)	(13,176)
Purchases of securities held-to-maturity	(82)	(23,957)
Purchases of premises and equipment, net	(79)	(193)
Net cash used in investing activities	(5,216)	(19,429)
Cash flows from financing activities
Net increase in deposits	187	8,231
Change in advance payments by borrowers for taxes and insurance	(409)	519
Purchase of treasury shares	(8,336)	(1,217)
Change in FHLB advances	3,098	8,500
Change in note payable	4,750	--
Dividends paid	(441)	(487)
Net cash provided by (used in) financing activities	(15,546)	(1,151)
Net decrease in cash and cash equivalents	(4,141)	(1,893)
Cash and due from banks at beginning of period	9,813	6,036
Cash and due from banks at end of period	$5,672 ========	$4,143 ========
Supplemental disclosure of cash flow information

See accompanying notes to unaudited financial statements.
5.
NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(In thousands)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP	Treasury Stock	Stock Awards	Total Stockholders Equity	Compre- hensive Income
Balance at December 31, 1998	$21	$20,208	$13,207	$1,082	$(1,329)	$(4,863)	$(1,120)	$27,206	$ --
Net income for nine months ended September 30, 1999	--	--	1,233	--	--	--	--	1,233	1,233
ESOP shares earned	--	45	--	--	125	--	--	170	--
Stock awards earned	--	--	--	--	--	--	195	195	--
Change in unrealized gain on securities available-for-sale, net	--	--	--	(394)	--	--	--	(394)	(394)
Treasury stock purchase, net	--	--	--	--	--	(1,217)	--	(1,217)	--
Dividends declared ($.28 per share)	--	--	(542)	--	--	--	--	(542)	--
Balance at September 30, 1999	$21 ====	$20,253 =======	$13,898 ======	$688 ======	$(1,204) ======	$(6,080) =======	$(925) =====	$26,651 ======	$839 ======

Continued

6.
NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(In thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP	Treasury Stock	Stock Awards	Total Stockholders Equity	Compre- hensive Income
Balance at December 31, 1999	$21	$20,270	$14,235	$444	$(1,163)	$(7,227)	$(859)	$25,721	$ --
Net income for nine months ended September 30, 2000	--	--	1,254	--	--	--	--	1,254	1,254
ESOP shares earned	--	56	--	--	125	--	--	181	--
Stock awards earned	--	--	--	--	--	--	196	196	--
Change in unrealized gain on securities available-for-sale, net	--	--	--	39	--	--	--	39	39
Treasury stock purchase, net	--	--	--	--	--	(8,336)	--	(8,336)	--
Dividends declared ($.34 per share)	--	--	(441)	--	--	--	--	(441)	--
Balance at September 30, 2000	$21 ====	$20,326 =======	$15,048 ======	$483 ======	$(1,038) ======	$(15,563) =======	$(663) =====	$18,614 ======	$1,293 ======

See accompanying notes to unaudited consolidated financial statements.

7.
NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
September 30, 2000

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. The accompanying unaudited interim consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Corporation in the preparation of its consolidated financial statements, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. Annualized results of operations during the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year of 2000.

NOTE 2

The Corporation completed its repurchase of 419,947 shares of common stock at a total cost of $6.30 million, plus expenses of $130,000, through a Dutch auction tender offer during the quarter ended March 31, 2000. The Corporation's stock repurchase was funded with $3.0 million in borrowings and $3.0 million in dividends from the Bank. An additional 127,427 shares were repurchased during the nine months ended September 30, 2000 at a total cost of $1.91 million. The stock repurchase was funded with $1.75 million in borrowings.

NOTE 3

A reconciliation of the numerators and denominators for earnings per common share computations is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Earnings per share
Net income available to common stockholders	$401	$426	$1,254	$1,233
Weighted average common shares outstanding	947	1,522	1,091	1,558
Earnings per share	$ .42	$ .28	$ 1.15	$ .79

8.
NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
September 30, 2000

The Corporations outstanding stock options and stock awards were not considered in the computations of earnings per common share because the effects of assumed exercise would have been antidilutive.

NOTE 4

In March 2000, the Corporation established a secured revolving line of credit with LaSalle National Bank. Interest payments are due quarterly with principal due at maturity on March 7, 2001. The note is secured by 100% of the Bank's outstanding common stock. The line of credit bears interest at a variable rate equal to prime or three-month LIBOR plus 1.75% at the Corporation's option. In March 2000, the Corporation used this line to finance the repurchase of common stock in the Dutch auction tender offer, and has since used the line for additional repurchases of the Corporation's stock.

NOTE  -  5

On June 9, 2000 the Bank completed its acquisition of Midwest Savings Bank. Cash of $3.3 million was paid for all of the outstanding shares of Midwest Savings Bank. The acquisition was recorded using the purchase method of accounting and concurrent with the transaction Midwest Savings Bank was merged into Hemlock Federal Bank. At June 9, 2000 Midwest Savings Bank had total assets of $47.8 million, which included $39.6 million of loans, $28.2 million of deposits, and $16.2 million of FHLB advances. The acquisition resulted in goodwill of approximately $1.0 million which is being amortized over 15 years, and a core deposit intangible of $700,000 which is being amortized over 8 years.

Midwest Savings Bank's results of operations have been reflected in the Corporation's consolidated statements of income beginning as of the acquisition date. On a pro forma basis, the pro forma total net interest income, total income, net income, basic and diluted earnings per share for the three and nine months ended September 30, 2000 after giving effect to the Midwest Savings Bank acquisition as if it occurred on January 1, 1999 are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net Interest Income	$1,872	$2,059	$6,026	$6,022
Total Income	5,031	4,528	14,771	13,315
Net Income	401	431	1,179	1,260
Basic and Diluted Earnings Per Share	.42	.28	1.08	.81

9.
NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2000

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at September 30, 2000 and the consolidated results of operations for the three and nine months ending September 30, 2000, compared to the same period in 1999. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

Results of Operations

Consolidated net income of the Corporation for the third quarter of 2000 totaled $401,000, or $.42 per share, as compared to net income of $426,000, or $.28 per share earned for the third quarter of 1999. Net income for the nine month period ended September 30, 2000 totaled $1,254,000, or $1.15 per share, as compared to net income of $1,233,000, or $.79 per share for same period in 1999. The primary reason for the decrease in net income for the three and nine month periods is a decrease in net interest margin, as deposits have repriced faster than loans, and an overall increase in non-interest expense.

Net Interest Income

Net interest income before provision for loan losses was $1.87 million and $5.48 million for the three and nine month periods ended September 30, 2000, respectively, as compared to $1.72 million and $4.95 million for the same periods in 1999. For the three and nine month periods ended September 30, 2000, interest income increased to $4.75 million and $12.69 million, respectively, from $3.52 million and $10.25 million for the same periods ended September 30, 1999. This increase is due primarily to an increase in the average balance of loans receivable, as a result of the Midwest acquisition. Interest expense increased to $2.88 million and $7.22 million for the three and nine months ended September 30, 2000, from $1.72 million and $5.30 million for the same periods in 1999. This increase is attributable to increases in deposits and FHLB advances as a result of the Midwest acquisition, as well as interest expense related to the note payable. The overall net interest margin has decreased from 3.33% for the quarter ended September 30, 1999 to 2.88% for the quarter ended September 30, 2000. The decrease in net interest margin is due primarily to the reduction in capital and increase in borrowings due primarily to the repurchase of stock over the past several quarters. The Company expects, because of the interest rate risk discussed in Item 3 and the various options being contemplated to reduce this risk, that the net interest margin will continue to decrease modestly during the next several quarters.

10.
NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2000

Provision for Loan Losses

The Corporation's allowance for loan losses was $969,000 as of September 30, 2000, equal to .60% of total loans. The bank had non-performing assets totaling $523,000 as of September 30, 2000. Management believes the existing level of reserves is adequate, given current economic conditions as well as historical loss experience and credit demand. No provision for loan losses was made during the three months ended September 30, 2000. A provision of $20,000 was made during the same period ended September 30, 1999.

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income increased to $284,000 for the three month period ended September 30, 2000, as compared to $138,000 for the same period ended September 30, 1999. The increase is due primarily to an increase in fees associated with the loan servicing portfolio, ATM transactions and checking accounts, as well as a $29,000 gain on the sale of securities during the quarter ended September 30, 2000. Non-interest income increased to $634,000 for the nine month period ended September 30, 2000, as compared to $509,000 for the same period ended September 30, 1999. The increase is due primarily to an increase in fees associated with the loan servicing portfolio obtained as part of the Midwest acquisition, as well as an increase in fees associated with ATM transactions and checking accounts, partially offset by a $5,000 loss incurred on the sale of securities from the available-for-sale portfolio for the nine month period ended September 30, 2000, compared to a $27,000 gain incurred on the sale of securities from the available-for-sale portfolio for the nine month period ended September 30, 1999.

Non-interest expense increased to $1.55 million and $4.18 million for the three and nine month periods ended September 30, 2000, respectively, as compared to $1.17 million and $3.44 million for the same period one year ago. The increase is due primarily to data processing conversion fees and an overall increase in compensation, of which a portion is related to the acquisition of Midwest Savings Bank as well as an overall increase in operating expenses associated with the operation of the two new branch offices obtained through the Midwest Savings acquisition.

Provision for Income Taxes

The Corporation's federal and state income tax expense decreased to $205,000 and $679,000 for the three and nine month periods ended September 30, 2000, respectively, from $261,000 and $762,000, for the same periods ended September 30, 1999. The decrease in income tax was the result of a decrease in overall income and an increase in income from securities exempt from federal and state income tax.

Financial Condition

Consolidated total assets increased to $273.70 million as of September 30, 2000, from $228.46 million as of December 31, 1999, an increase in total assets of $45.24 million. Cash on hand decreased to $5.67 million as of September 30, 2000, as compared to $9.81 million as of December 31, 1999, a decrease of $4.14 million, due to payment related to the Midwest acquisition. Total securities increased by $450,000, from $94.11 million as of December 31, 1999,

11.
NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2000

to $94.56 million as of September 30, 2000. Loans receivable increased to $162.43 million as of September 30, 2000 from $117.00 million as of December 31, 1999, an increase of $45.43 million. This increase was primarily due to the loans totaling $39.6 million obtained through the Midwest acquisition, as well as to new loan originations resulting from the commissioned loan officer program. Other assets increased $3.49 million primarily as a result of a $1.11 million increase in FHLB stock, goodwill and deferred taxes related to the acquisition of Midwest Savings Bank.

Total liabilities increased to $255.08 million as of September 30, 2000, from $202.74 million as of December 31, 1999. The $52.34 million increase in liabilities is due in part to an increase in total deposits to $178.96 million as of September 30, 2000 from $150.58 million as of December 31, 1999, an increase of $28.38 million, as well as an increase in notes payable due to a $4.75 million borrowing made by the holding company. In addition, FHLB advances increased by $19.28 million, to $68.78 million as of September 30, 2000, from $49.50 million as of December 31, 1999. The increase in deposits and FHLB advances is primarily attributable to the Midwest Savings acquisition. Deposits acquired from Midwest Savings Bank totaled $28.2 million, while FHLB advances assumed by the Bank as a result of the Midwest acquisition totaled $16.2 million.

Stockholders' equity decreased to $18.61 million as of September 30, 2000 from $25.72 million as of December 31, 1999, a decrease of $7.11 million. This decrease is attributable to the repurchase of 419,947 shares of the Corporation's common stock at a cost of $6.30 million plus expenses of $130,000 through a dutch auction tender offer which occurred during the three month period ended March 31, 2000, as well as an additional repurchase of 127,427 shares at a cost of $1.91 million during the six month period ended September 30, 2000. In addition, the Corporation paid dividends of $441,000 during the first nine months of 2000.

Capital Resources and Commitments

The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2000 and December 31, 1999.

	Regulatory Requirement To Be Adequately Capitalized	Actual September 30, 2000	Actual December 31, 1999
Core capital	4.0%	6.92%	9.64%
Risk-based capital	8.0%	16.00%	24.14%

12.
NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2000

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

The Bank's regulatory liquidity ratio at September 30, 2000 was 9.44%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $3.5 million at September 30, 2000.

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

13.
NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2000

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

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

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at June 30, 2000, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

14.

NEXT PAGE

Change in Interest Rates	Estimated NPV	Ratio of NPV to	Estimated Increase (Decrease) in NPV
(Basis Points)	Amount	of Assets	Amount	Percent
+300	$ 3,708	1.49	$(17,756)	(83)
+200	10,001	3.91	(11,463)	(53)
+100	16,153	6.14	(5,311)	(25)
--	21,464	7.97	--	--
-100	25,967	9.45	4,503	21
-200	28,258	10.16	6,794	32
-300	30,907	10.97	9,443	44

For the purposes of comparison, the following table sets forth the at June 30, 1999, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

Change in Interest Rates	Estimated NPV	Ratio of NPV to	Estimated Increase (Decrease) in NPV
(Basis Points)	Amount	of Assets	Amount	Percent
+300	$19,832	10.09	$(9,168)	(32)
+200	23,179	11.50	(5,821)	(20)
+100	26,469	12.82	(2,530)	(9)
--	29,000	13.75	--	--
-100	30,522	14.24	1,522	5
-200	31,302	14.41	2,302	8
-300	32,035	14.55	3,035	10

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

The Bank has experienced a significant increase in interest rate risk during the past nine months, primarily as a result of the Midwest acquisition, as well as from the decrease in capital incurred through the repurchase of stock. A substantial portion of Midwest's assets were long term fixed rate loans, funded in part by a Federal Home Loan Bank open line of credit. The Bank is currently implementing different strategic options intended to bring about a reduction in rate risk. These options include the restructuring of FHLB advances and the sale of long term fixed rate interest earning assets.

15.
NEXT PAGE

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2000

While the above estimates are based on data provided as of June 30, 2000, management believes that the Bank's interest rate risk as of September 30, 2000 has not significantly changed from the level indicated in the above table.

Annual Meeting

The Company's Annual Meeting for the fiscal year ending December 31, 2000 will be held on May 2, 2001 at 10:30 a.m. at the Oak Forest office of the Company.

16.
NEXT PAGE

Part II            Other Information
None
Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
a. Reports on Form 8-K - none

17.
NEXT PAGE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMLOCK FEDERAL FINANCIAL CORP.
(Registrant)

      /s/ Maureen G. Partynski

Maureen G. Partynski
Chief Executive Officer
November 9, 2000

      /s/ Michael R. Stevens

Michael R. Stevens
President
November 9, 2000

      /s/ Jean M. Thornton

Jean M. Thornton
Chief Financial Officer

November 9, 2000

18.