Form 10-K
period 2000-12-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 2001-04-02
CIK 1029654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to ________________

	Commission file number	0-22103

HEMLOCK FEDERAL FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4126192 (I.R.S. Employer Identification No.)

5700 West 159th Street, Oak Forest , Illinois (Address of principal executive offices)	60452 (Zip Code)

Issuer's telephone number, including area code:	(708) 687-9400

Securities Registered Pursuant to Section 12(b) of the Act:      None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES   X   NO ___

            Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            State issuer's revenues for its most recent fiscal year: $18.7 million.

            The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of March 20, 2001, was $5.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

            As of March 20, 2001, there were issued and outstanding 1,039,686 shares of the Issuer's Common Stock.

Transitional Small Business Disclosure Format (check one): Yes      No   X

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 2000.
Part III of Form 10-K - Proxy Statement for 2001 Annual Meeting of Stockholders.

Next Page

PART I

Item 1. Business

General

            Hemlock Federal Financial Corporation ("Hemlock" or the "Company") was formed in 1997 by Hemlock Federal Bank for Savings ("Hemlock Federal" or the "Bank") under the laws of Delaware for the purpose of becoming the savings and loan holding company of the Bank. The Company's business consists primarily of the business of Hemlock Federal.

            Hemlock Federal is a federally chartered stock savings bank headquartered in Oak Forest, Illinois. Hemlock Federal was originally chartered in 1904. In 1959, Hemlock Federal converted to a federal mutual charter. In 1997 Hemlock Federal converted from a mutual to a federally chartered stock savings bank. Hemlock Federal currently serves the financial needs of communities in its market area through its main office located in Oak Forest, Illinois and its five branch offices located in Oak Lawn, Bolingbrook, Lemont, and Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2000, Hemlock Federal had total assets of $276.7 million, deposits of $179.4 million and equity of $19.1 million (or 6.9% of total assets).

            Hemlock Federal has been, and intends to continue to be, an independent, community oriented, financial institution. Hemlock Federal's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgages and, to a lesser extent, multi-family, consumer and other loans primarily in its market area. At December 31, 2000, $123.4 million, or 79.7%, of the Bank's total loan portfolio consisted of one- to four-family residential mortgage loans. The Bank also invests in mortgage-backed and other securities and other permissible investments.

            The executive offices of the Bank are located at 5700 West 159th Street, Oak Forest, Illinois 60452-3198 and its telephone number is (708) 687-9400. Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

Forward-Looking Statements

            The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2000. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

            In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; actions of competitors;

Next Page

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

Lending Activities

            General. The principal lending activity of the Bank is originating for its portfolio fixed and to a lesser extent, adjustable rate ("ARM") mortgage loans secured by one- to four-family residences located primarily in the Bank's market area. To a lesser extent, Hemlock Federal also originates multi-family real estate, consumer and other loans in its market area. At December 31, 2000, the Bank's net loans receivable, totaled $154.8 million.

            Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 2000, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $3.3 million. As of December 31, 2000, the largest dollar amount outstanding or committed to be lent to one borrower or group of related borrowers related to Casimer Kopec totaling $1,161,808 secured by five separate multi-family dwellings located in Oak Lawn and Chicago Ridge, Illinois. The second largest amount outstanding or committed to be lent to one borrower or group of related borrowers as of December 31, 2000 related to Leo and Ann Wilczek totaling $1,192,495 secured by three separate multi-family dwellings located in Oak Lawn and Chicago Ridge, Illinois. At December 31, 2000, these loans were performing in accordance with their terms. As of December 31, 2000, there were no other loans with carrying values in excess of $500,000.

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

Next Page

            Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions (or additions) for loans in process, deferred fees (premiums) and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$123,372	79.66%	$ 91,505	78.03%	$87,041	84.79%	$68,283	88.94%	$48,339	89.05%
Multi-family	24,430	15.77	21,031	17.94	12,070	11.76	4,951	6.45	2,783	5.13
Commercial	430.28		181.15		191.18		209.27		573	1.06
Total real estate loans	148,232	95.71	112,717	96.12	99,302	96.73	73,443	95.66	51,695	95.24

Consumer loans:
Deposit account	150.10		114.10		129.13		116.15		169.31
Automobile	358.23		265.23		381.37		473.62		301.55
Home equity	6,137	3.96	4,164	3.55	2,844	2.77	2,740	3.57	2,114	3.90
Total consumer loans	6,645	4.29	4,543	3.88	3,354	3.27	3,329	4.34	2,584	4.76
Total loans	154,877	100.00%	117,260	100.00%	102,656	100.00%	76,772	100.00%	54,279	100.00%

Less:
Loans in process	---		---		(313)		(125)		---
Deferred fees and discounts	913		533		409		287		2
Allowance for losses	(969)		(795)		(775)		(775)		(745)
Total loans receivable, net	$154,821		$116,998		$101,977		$76,159		$53,536

Next Page

            The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$107,612	69.48%	$82,993	70.78%	$76,331	74.36%	$50,671	66.00%	$43,583	80.29%
Multi-family	24,430	15.77	21,031	17.94	11,887	11.58	4,767	6.21	2,783	5.13
Commercial	430.28		181.15		191.18		209.27		573	1.06
Total real estate loans	132,472	85.53	104,205	88.87	88,409	86.12	55,647	72.48	46,939	86.48
Consumer	6,645	4.29	4,543	3.87	3,354	3.27	3,329	4.34	2,584	4.76
Total fixed-rate loans	139,117	89.82	108,748	92.74	91,763	89.39	58,976	76.82	49,523	91.24

Adjustable-Rate Loans:
Real estate:
One-to four-family	15,760	10.18	8,512	7.26	10,710	10.43	17,612	22.94	4,756	8.76
Multi-family	---	---	---	---	183.18		184.24		---	---
Total adjustable rate loans	15,760	10.18	8,512	7.26	10,893	10.61	17,796	23.18	4,756	8.76
Total loans	154,877	100.00%	117,260	100.00%	102,656	100.00%	76,772	100.00%	54,279	100.00%
Less:
Loans in process	---		---		(313)		(125)		---
Deferred fees and discounts	913		533		409		287		2
Allowance for losses	(969)		(795)		(775)		(775)		(745)
Total loans receivable, net	$154,821		$116,998		$101,977		$76,159		$53,536

Next Page

            The following schedule illustrates the contractual maturity of the Bank's loan portfolio at December 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to four-family		Multi-family and Commercial Real Estate		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Year(s) Ended December 31,
2001(1)	$ 469	7.98%	$ 18	8.83%	$2,702	9.40%	$ 3,189	9.19%
2002 and 2003	2,375	7.42	163	8.73	452	8.44	2,990	7.65
2004 to 2008	20,498	7.33	5,984	7.96	2,074	8.34	28,556	7.54
2009 to 2023	45,512	7.15	18,406	7.67	1,417	8.74	65,335	7.33
2024 and following	54,518	7.63	289	7.25	---	---	54,807	7.63
Total	$123,372		$24,860		$6,645		$154,877
_____________
(1) Included demand loans, loans having no stated maturity and overdraft loans.

            The total amount of loans due after December 31, 2001 which have predetermined interest rates is $135.9 million while the total amount of loans due after such dates which have floating or adjustable interest rates is $15.8 million.

            One- to Four-Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Historically, the Bank focused its residential lending activities on fixed rate loans with 30 year terms. In the 1980s, in order to reduce the average term to repricing of its assets, the Bank began to stress also the origination of 15 year fixed-rate loans as well as adjustable rate loans. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in the Bank's market area. All fixed-rate loans currently originated by the Bank are evaluated on a quarter-by-quarter basis to determine if the loan is appropriate for sale. In all cases, loan servicing is retained. All other loans originated are retained and serviced by the Bank.

            The Bank currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. The Bank also offers a fixed rate seven year balloon product with a 30 year amortization schedule which is due in seven years but which, under certain circumstances, may be converted into a fully amortizing fixed rate loan for an additional term of up to 23 years. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. As of December 31, 2000, the Bank had $16.0 million of fixed rate loans (most of which were seven year balloon loans) with contractual terms of less than 10 years, $43.4 million of fixed rate loans with contractual terms of 10-15 years and $48.2 million of fixed rate loans with contractual terms of more than 15 years. See "--Originations, Purchases and Sales and Loans and Mortgage-Backed Securities."

Next Page

            The Bank also offers ARMs which carry interest rates which adjust annually at a margin (generally 2.875%) over the yield on the One Year Average Monthly U.S. Treasury Constant Maturity Index ("one year CMT"). Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for up to 200 basis point annual interest rate change cap and a lifetime cap generally 600 basis points over the initial rate. Initial interest rates offered on the Bank's ARMs may be approximately 100 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate. As a result, the risk of default on these loans may increase as interest rates increase. The Bank also originates ARMs which carry interest rates which are fixed for an initial term of up to five years and subsequently adjust annually to a margin over the one-year CMT. The Bank's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and may be convertible into fixed-rate loans. At December 31, 2000 one- to four-family ARMs totaled $15.8 million, or 10.2% of the Bank's total loan portfolio.

            Hemlock Federal will generally lend up to 95% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans. The loan-to-value ratio on non-owner occupied, one- to four-family loans is generally 80% of the lesser of the sales price or appraised value of the security property. Non-owner occupied one- to four-family loans may pose a greater risk to the Bank than traditional owner occupied one- to four-family loans. In underwriting one- to four-family residential real estate loans, the Bank currently evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios.

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

            While the Bank seeks to originate most of its one- to four-family residential loans in amounts which are less than or equal to the applicable Federal Home Loan Mortgage Corporation maximum (currently $240,000), the Bank does, on an exceptional basis, make one- to four-family residential loans in amounts in excess of such maximum. The Bank's delinquency experience on such loans has been similar to its experience on its other residential loans.

            The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

            Multi-family and Commercial Real Estate Lending. In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank from time to time originates permanent multi-family real estate loans secured by properties in its primary market area. At December 31, 2000, the Bank had multi-family loans totaling $24.4 million, or 15.8% of the Bank's total loan portfolio, and $430,000 in commercial real estate loans, representing 0.28% of the total loan portfolio.

Next Page

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

            At December 31, 2000, the Bank's largest commercial real estate or multi-family loan outstanding totaled $390,713 secured by a twelve-unit multi-family dwelling located in Bridgeview, Illinois.

            Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. While the Bank has experienced losses on several multi-family and commercial real estate loans in the past, as of December 31, 2000, there were no multi-family loans or commercial real estate loans delinquent 90 days or more.

            Consumer Lending. Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank originates a variety of different types of consumer loans, including home equity loans, automobile and deposit account loans for household and personal purposes. Due to the tax advantages to the borrower of home equity loans, the Bank has focused its recent consumer lending activities on home equity lending. At December 31, 2000 consumer loans totaled $6.6 million or 4.3% of total loans outstanding.

            Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans are made at fixed interest rates, with terms of up to 10 years.

            The Bank's home equity loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 90% of the appraised value of the property or $100,000. These loans are written with fixed terms of up to 10 years and carry fixed interest rates. At December 31, 2000, the Bank's home equity loans totaled $3.3 million, or 3.9% of the Bank's total loan portfolio. In 1998 the Bank also began offering home equity lines of credit to qualifying borrowers. These loans, when combined with the balance of a first mortgage lien, may not exceed 90% if the first mortgage lien is held by the Bank, or 80% if the first mortgage lien is held elsewhere, or in either case $100,000. At December 31, 2000, the Bank's home equity lines of credit totaled $2.7 million outstanding, or 1.7% of the Bank's total loan portfolio.

Next Page

            The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

            The Bank's ability to originate loans is dependent upon customer demand for loans in its market and to a limited extent, various marketing efforts and the Bank's ability to hire commissioned loan officers. Demand is affected by both the local economy and the interest rate environment. See "- Market Area." Under current policy, all other fixed rate loans are evaluated for sale on a quarter-by-quarter basis. All loans originated by Hemlock Federal are retained in the Bank's portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report attached hereto as Exhibit 13.

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

            As a result of the Bank's relatively low loans to deposits ratios since the early 1980s, the Bank did not sell loans in the secondary market. In view of the success of the Bank's recent loan origination efforts and the related increases in its loans to deposits ratio, as well as the increase in loans receivable resulting from the Midwest Savings acquisition, the Bank sold a portion of its residential loan originations in 2000, and may continue to originate loans for sale in 2001. The sale of loans is primarily a result of the Bank's plan to improve its interest rate risk.

Next Page

            The following table shows the loan origination and repayment activities of the Bank for the periods indicated.

	Year Ended December 31,
	2000	1999	1998
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$ 761	$ 1,443	$ 981
- multi-family	---	---	---
Total adjustable-rate	761	1,443	981
Fixed rate:
Real estate - one- to four-family	27,384	23,393	37,090
- multi-family	3,391	9,856	8,062
Non-real estate - consumer	4,163	3,123	1,838
Total fixed-rate	34,938	36,372	46,990
Total loans originated	35,699	37,815	47,971

Loans acquired	39,429	---	---

Sales:
Real estate - one- to four-family	16,555	2,110	---

Principal repayments	20,582	21,101	22,087
Total reductions	37,137	23,211	(22,087)
Increase (decrease) in other items, net	(168)	417	(66)
Net increase	$37,823	$15,021	$25,818

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

Next Page

            Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at December 31, 2000. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue. Percentages are exclusive of mortgage-backed securities.

	Real Estate
	One- to four-family			Commercial/Multi-Family			Consumer and Other			Total
	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent
	(Dollars in Thousands)
Loans delinquent for:
December 31, 2000:
30-59 days	---	$ ---	---%	---	$ ---	---%	---	$ ---	---%	---	$ ---	---%
60-89 days	2	153.12		---	---	---	1	2.03		3	155.15
90 days and over	4	210.17		---	---	---	---	---	---	4	210.17
Total	6	$ 363.29%		---	$ ---	---%	1	$ 2.03%		7	$ 365.32%

Next Page

            Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with the examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as a loss, the institution charges off such amount against the loan loss allowance. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

            On the basis of management's review of its assets, at December 31, 2000, the Bank had classified a total of $364,000 of its loans and other assets as follows:

December 31, 2000
(In Thousands)
Special Mention	$278
Substandard	86
Doubtful	---
Loss	---
Total	$ 364
General loss allowance	$ 969
Specific loss allowance	---
Charge-offs	---

Next Page

            Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

December 31,
	2000	1999	1998
(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$212	$258	$124
Multi-family	---	---	---
Commercial real estate	---	---	---
Construction or development	---	---	---
Consumer	---	---	---
Total	212	258	124

Accruing loans delinquent more than 90 days:
One- to four-family	---	---	---
Multi-family	---	---	---
Commercial real estate	---	---	---
Construction or development	---	---	---
Consumer	---	---	---
Total	---	---	---

Foreclosed assets:
One- to four-family	---	---	---
Multi-family	---	---	---
Commercial real estate	---	---	---
Construction or development	---	---	---
Consumer	---	---	---
Total	---	---	---

Renegotiated loans	---	---	---

Total non-performing assets	$ 212	$ 258	$ 124

Total as a percentage of total assets	.08%	.11%	.06%

            For the years ended December 31, 2000 and 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $18,503 and $22,771, respectively. The amounts that were included in interest income on such loans were $12,586 and $9,808 for the years ended December 31, 2000 and 1999, respectively.

            Management considers the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

Next Page

            The following table sets forth an analysis of the Bank's allowance for loan losses.

	Year Ended December 31,
	2000	1999	1998
	(Dollars in Thousands)

Balance at beginning of period	$795	$775	$775

Charge-offs:
One- to four-family	---	---	21
Multi-family	---	---	---
Commercial real estate	---	---	---
Consumer	---	---	---
	---	---	21

Recoveries:
One- to four-family	---	---	---
Multi-family	---	---	---
Commercial real estate	---	---	---
Consumer	---	---	---
	---	---	---

Net charge-offs	---	---	(21)
Allowance acquired(1)	174	---	---
Additions charged to operations	---	20	21
Balance at end of period	$969	$795	$775
Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	---%	---%	0.02%
Ratio of net charge-offs (recoveries) during the period to average non-performing assets	---%	---%	12.96%

_____________
(1) During 2000, the Company acquired Midwest Savings. As a result of this acquisition, an allowance for loan losses of $134,0000 was acquired. Management has determined that maintaining this allowance is appropriate based on Midwest Savings' portfolio of loans historical losses, and other factors.

Next Page

            The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2000			1999			1998
	Amount of loan loss Allowance	Loan Amounts by Category	Percent of loans in Each Category of Total Loans	Amount of loan loss Allowance	Loan Amounts by Category	Percent of loans in Each Category of Total Loans	Amount of loan loss Allowance	Loan Amounts by Category	Percent of loans in Each Category of Total Loans
	(In Thousands)
One- to four-family	$248	$123,372	79.66%	$183	$ 91,505	78.03%	$174	$87,041	84.79%
Multi-family	244	24,430	15.77	210	21,031	17.94	119	12,070	11.76
Commercial real estate	13	430.28		6	181.15		6	191.18
Consumer	20	6,645	4.29	14	4,543	3.88	10	3,354	3.27
Unallocated	444	---	---	382	---	---	466	---	---
Total	$969	$154,877	100.00%	$795	$117,260	100.00%	$775	$102,656	100.00%

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

            While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years.

Investment Activities

            General. Hemlock Federal must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, Hemlock Federal has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 2000, Hemlock Federal's liquidity ratio for regulatory purposes was 10.0%.

            Generally, the investment policy of Hemlock Federal is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. As required by Statement of Financial Accounting Standard No. 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for

Next Page

the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that Hemlock Federal has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At December 31, 2000, Hemlock Federal had no securities which were classified as trading and $40.1 million of mortgage-backed and related securities and $14.8 million of other securities classified as held-to-maturity. Available- for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At December 31, 2000, $26.4 million of mortgage-backed and related securities and $998,000 of other securities were classified as available-for-sale.

            Mortgage-Backed and Related Securities. In order to supplement its lending activities and achieve its asset liability management goals, the Bank invests in mortgage-backed and related securities. As of December 31, 2000, all of the mortgage-backed and related securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AAA" by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

            Consistent with its asset/liability management strategy, at December 31, 2000, $30.4 million, or 45.7% of Hemlock Federal's mortgage-backed and related securities had adjustable or floating interest rates. In addition, as discussed below, as of the same date, the Bank had $11.6 million of fixed rate collateralized mortgage obligations ("CMOs") with anticipated average lives of five years or less.

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

Next Page

            The following table sets forth the composition of the Bank's mortgage-backed securities at the dates indicated.

	December 31,
	2000		1999		1998
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Mortgage-backed securities held-to- maturity:
GNMA	$15,585	23.45%	$14,791	20.25%	$ 19,186	24.23%
FNMA	11,536	17.36	14,396	19.70	13,607	17.18
FHLMC	7,060	10.63	9,260	12.67	8,007	10.11
CMOs	5,916	8.90	6,868	9.40	11,716	14.79
	40,097	60.34	45,315	62.02	52,516	66.31
Mortgage-backed securities available-for- sale:
FNMA	2,160	3.25	2,670	3.65	4,118	5.20
FHLMC	1,936	2.91	2,283	3.13	3,434	4.34
CMOs	22,260	33.50	22,795	31.20	19,130	24.15
	26,356	39.66	27,748	37.98	26,682	33.69

Total mortgage-backed securities	$66,453	100.00%	$73,063	100.00%	$ 79,198	100.00%

Next Page

            The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 2000.

	Due in							December 31, 2000
	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years	Amortized Cost	Carrying Value
	(In Thousands)

Federal Home Loan Mortgage Corporation	$ 604	$ 12	$ ---	$ 493	$ 923	$ 5,226	$ 1,694	$ 8,952	$ 8,996
Federal National Mortgage Association	18	---	---	143	484	8,156	4,826	13,627	13,696
Government National Mortgage Association	---	---	---	---	159	695	14,731	15,585	15,585
CMOs	---	---	24	---	5,465	1,643	21,152	28,284	28,176
Total	$ 622	$ 12	$ 24	$ 636	$7,031	$15,720	$42,403	$66,448	$66,453
Weighted average yield	6.57%	8.94%	9.00%	8.18%	7.14%	7.17%	6.88%	6.99%	6.99%

Next Page

            As of December 31, 2000, the Bank did not have any mortgage-backed securities in excess of 10% of retained earnings except for FNMA, FHLMC and GNMA issues, amounting to $13.7 million, $9.0 million and $15.6 million, respectively.

            The market values of a portion of the Bank's mortgage-backed securities held-to-maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns.

            The following table shows mortgage-backed securities purchase, sale and repayment activities of the Bank for the periods indicated.

	Year Ended December 31,
	2000	1999	1998
	(In Thousands)
Purchases:
Adjustable-rate	$ ---	$ 4,408	$ ---
Fixed-rate	2,703	3,505	25,680
CMOs	5,442	8,716	25,698
Total purchases	8,145	16,629	51,378

Sales:
Adjustable-rate	---	---	---
Fixed-rate	---	---	---
CMOs	3,310	---	1,911
Total sales	3,310	---	1,911

Principal repayments	(11,533)	(21,921)	(32,017)
Discount/premium net change	(55)	(406)	333
Fair value net change	141	(437)	(251)
Net increase (decrease)	$(6,612)	$ (6,135)	$ 17,532

            The Bank continues to maintain a moderate portion of its assets in mortgage-backed securities, although in recent years the percentage of such securities to total assets has decreased. Since pass-through mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), and the Bank's CMOs and REMICs also carry lower yields (due to the implied federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans), in the event that the proportion of the Bank's assets consisting of mortgage-backed and related securities increases, the Bank's asset yields could be somewhat adversely affected. The Bank will evaluate mortgage-backed and related securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

19
Next Page

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

            In order to complement its lending and mortgage-backed securities investment activities and to increase its holding of short and medium term assets, the Bank invests in liquid investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 2000, the Bank's securities portfolio totaled $23.9 million. At December 31, 2000, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's retained earnings, other than federal agency obligations.

            The following table sets forth the composition of the Bank's securities and other earning assets at the dates indicated.

	December 31,
	2000		1999		1998
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities held-to-maturity:
Federal agency obligations	$14,802	93.68%	$15,811	94.05%	$ 6,101	77.12%

Securities available-for sale:
Federal agency obligations	998	6.32	980	5.95	1,810	22.88

Total securities	$15,800	100.00%	$16,791	100.00%	$ 7,911	100.00%

Average remaining life of securities:	8 years		8 years		3 years

Other earning assets:
Interest-earning deposits with banks	$13,303	64.21%	$ 4,779	45.19%	$ 3,677	51.63%
FHLB stock	3,497	16.88	2,325	21.99	1,850	25.98
FHLMC stock	3,918	18.91	3,470	32.82	1,595	22.39
Total	$20,718	100.00%	$10,574	100.00%	$ 7,122	100.00%

            The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

	December 31, 2000
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Carrying Value
	(Dollars in Thousands)

Federal agency obligations	$ ---	$5,342	$7,801	$2,659	$15,802	$15,800
Weighted average yield	---%	6.82%	6.87%	6.30%	6.76%	6.76%

Next Page

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

            The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
	2000	1999	1998
	(Dollars In Thousands)

Opening balance	$150,576	$143,149	$ 130,958
Deposits	435,018	299,461	241,772
Withdrawals	(412,764)	(297,660)	(235,112)
Interest credited	6,594	5,626	5,531
Ending balance	$179,424	$150,576	$143,149
Net increase	$ 28,848	$ 7,427	$ 12,191
Percent increase	19.16%	5.19%	9.31%

Next Page

            The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

	December 31,
	2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:
Passbook Accounts 2.75%	$ 59,833	33.35%	$ 51,788	34.39%	$ 47,799	33.39%
NOW Accounts 1.50%	25,782	14.37	18,388	12.21	16,901	11.81
Money Market Accounts 3.27%	8,555	4.76	7,203	4.79	6,596	4.61

Total Non-Certificates	94,170	52.48	77,379	51.39	71,296	49.81

Certificates:
0.00 - 3.99%	---	---	---	---	48	0.03
4.00 - 5.99%	55,422	30.89	70,296	46.68	66,193	46.24
6.00 - 7.99%	29,832	16.63	2,901	1.93	5,612	3.92

Total Certificates	85,254	47.52	73,197	48.61	71,853	50.19

Total Deposits	$179,424	100.00%	$150,576	100.00%	$143,149	100.00%

            The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2000.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$ ---	$22,930	$30,491	$23,708	$77,129

Certificates of deposit of $100,000 or more	---	2,267	3,791	2,067	8,125

Total certificates of deposit	$ ---	$25,197	$34,282	$25,775	$85,254

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

Next Page

            The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated. The Bank had no other outstanding borrowings during the periods shown.

	Year Ended December 31,
	2000	1999	1998
	(Dollars In Thousands)
Maximum Balance:
FHLB Advances	$69,450	$49,500	$31,000

Average Balance:
FHLB Advances	$57,449	$34,269	$24,923

            The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

	December 31,
	2000	1999	1998
	(Dollars in Thousands)

FHLB advances	$69,450	$ 49,500	$ 31,000

Weighted average interest rate during the period of FHLB advances	6.16%	4.93%	5.42%

Weighted average interest rate at end of period of FHLB advances	6.02%	5.22%	4.91%

Subsidiary and Other Activities

            As a federally chartered savings bank, Hemlock Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly. At December 31, 2000, Hemlock Federal did not have any subsidiaries.

Next Page

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

Federal Regulation of Savings Associations

            The OTS has extensive authority over the operations of savings associations. As part of this authority, Hemlock Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Hemlock Federal occurred in August, 2000 and February 1995, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Hemlock Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Hemlock Federal's OTS assessment for the fiscal year ended December 31, 2000 was $37,000.

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

            In addition, the investment, lending and branching authority of Hemlock Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-

Next Page

residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Hemlock Federal is in compliance with the noted restrictions.

            Hemlock Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2000, Hemlock Federal's lending limit under this restriction was $3.3 million. Hemlock Federal is in compliance with the loans-to-one-borrower limitation.

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

Next Page

            Since January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions has ranged from 0 to 27 basis points. However, insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For both Savings Association Insurance Fund insured institutions, and Bank Insurance Fund insured institutions this assessment is 2.02 basis points for each $100 in domestic deposits. The assessment, which may be revised further based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

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

            The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual Hemlock Federal stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2000, Hemlock Federal had intangible assets totaling $1.7 million, consisting of goodwill and core deposit intangibles, recorded as assets on its financial statements.

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

            At December 31, 2000, Hemlock Federal had tangible capital of $19.7 million, or 7.2% of adjusted total assets, which is approximately $15.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 2000, Hemlock Federal had no intangibles which were subject to these tests.

Next Page

            At December 31, 2000, Hemlock Federal had core capital equal to $19.7 million, or 7.2% of adjusted total assets, which is $11.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

            The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2000, Hemlock Federal had $969,000 of general loss reserves and no capital instruments that qualify as supplementary capital, which was less than 1.25% of risk-weighted assets.

            Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Hemlock Federal had $1.6 million in exclusions from capital and assets at December 31, 2000.

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

            On December 31, 2000, Hemlock Federal had total capital of $21.1 million (including $19.7 million in core capital and $1.3 million in qualifying supplementary capital) and risk-weighted assets of $126.0 million; or total capital of 30% of risk-weighted assets. This amount was $11.3 million above the 8% requirement in effect on that date.

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

Next Page

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

            Savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

Next Page

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

Qualified Thrift Lender Test

            All savings associations, including Hemlock Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either such test such assets primarily consist of residential housing related loans and investments. At December 31, 2000, Hemlock Federal met the test and has always met the test since its effectiveness.

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

Next Page

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

Next Page

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

Federal Reserve System

            The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2000, Hemlock Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

Next Page

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

            As a member, Hemlock Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 2000, Hemlock Federal had $3.5 million in FHLB stock, which was in compliance with this requirement. In past years, Hemlock Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.87% and were 7.47% for calendar year 2000.

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

            To the extent earnings appropriated to a savings association's bad debt reserves exceed the allowable amount of such reserves computed under the experience method ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2000, Hemlock Federal's Excess for tax purposes totaled approximately $3.8 million.

            The Company and Hemlock Federal file consolidated federal and state income tax returns on a calendar basis, using the accrual method of accounting.

Next Page

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

            Jean M. Thornton. Ms. Thornton, age 40, is currently serving as Vice-President, Controller/Treasurer. She has worked at the Bank since 1991 as Chief Accountant, and as Treasurer since 1995.

Next Page

Employees

            At December 31, 2000, the Bank had a total of 92 employees including 40 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Item 2. Properties

            The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2000. At December 31, 2000, the Bank's premises had an aggregate net book value of approximately $3.0 million.

Location	Year Acquired	Owned or Leased	Net Book Value at December 31, 2000
			(In Thousands)
Main Office:

5700 West 159th Street Oak Forest, Illinois 60452	1974	Owned	$484

Full Service Branches:

8855 South Ridgeland Ave. Oak Lawn, Illinois 60453	1975	Leased(1)	173

4646 South Damen Avenue Chicago, Illinois 60609	1990	Leased	54

15730 West 127th Street Lemont, Illinois 60439	1998	Owned(2)	1,948

324 Commons Drive Bolingbrook, Illinois 60440	2000	Leased	46

3030 West Cermak Avenue Chicago, Illinois 60623	2000	Owned	7
___________
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

            The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 2000 was approximately $204,000.

Next Page

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

Item 4. Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

            The information under the caption "Market Information" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 6. Selected Financial Data

            The information under the heading "Selected Financial and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of
            Operation

            The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

            The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Next Page

Item 8. Financial Statements and Supplementary Data

            The consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-K, are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

            No disclosure under this item is required.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

            Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2001, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation"and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

            Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

            No Disclosure under this item is required.

Item 11. Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2001, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

Item 12. Security Ownership of Certain Beneficial Owners and Management

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held April 2001, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2001, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)(1) Financial Statements

            The following are contained in the portions of the Company's Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K and are incorporated by reference into Item 8 of this Form 10-K:

            (a)(2) Financial Statement Schedules:

            All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

Next Page

            (a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(i)	Articles of Incorporation	*
3(ii)	By-Laws	*
4	Instruments defining the rights of security holders, including debentures	*
9	Voting Trust Agreement	None
10	Material contracts: (i) Stock Option and Incentive Plan (ii) Recognition and Retention Plan (iii) Employment Agreement with Executive Officers	* * *
11	Statement re: computation of per share earnings	None
13	Annual Report	13
16	Letter re: change in certifying accountants	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of Registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Experts and Counsel	Not required
24	Power of attorney	Not required
28	Information from reports furnished to state insurance regulatory authorities	None
99	Additional Exhibits	None

________________

* Filed as exhibit to the Company's Form S-1 registration statement filed on December 27, 1996 (File No. 333-18895) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

            The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

Next Page

SIGNATURES

            Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMLOCK FEDERAL FINANCIAL CORPORATION

Date: March 30, 2001	By: /s/ Maureen G. Partynski Maureen G. Partynski, Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Michael R. Stevens Michael R. Stevens, President and Director Date: March 30, 2001	/s/ Kenneth J. Bazarnik Kenneth J. Bazarnik, Director Date: March 30, 2001
/s/ Rosanne Belczak Rosanne Belczak, Vice-President/ Secretary and Director Date: March 30, 2001	/s/ Donald L. Manprisio Donald L. Manprisio, Director Date: March 30, 2001
/s/ Frank A. Bucz Frank A. Bucz, Auditor/Consultant and Director Date: March 30, 2001	/s/ G. Gerald Schiera G. Gerald Schiera, Director Date: March 30, 2001

Next Page

Exhibit Index

Exhibit No.	Document
13	Annual Report
21	Subsidiaries of Registrant

End.