Form 10-Q
period 2001-03-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 2001-05-15
CIK 1029654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: March 31, 2001
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 000-22103

HEMLOCK FEDERAL FINANCIAL CORP.

 (Exact Name of Registrant as Specified In Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4126192 (IRS Employer Identification No.)

5700 West 159th Street (Address of Principal Executive Offices)	60452 (Zip Code)

708-687-9400

 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 17, 2001
Common Stock, par value $.01	1,039,686 shares

Next Page

2.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$ 5,908	$ 18,504
Securities available-for-sale	40,783	37,302
Securities held-to-maturity	52,852	54,899
Loans receivable, net	154,528	154,465
Loans held for sale	5,161	356
Premises and equipment, net	3,693	3,773
FHLB stock, at cost	3,568	3,497
Intangible assets	1,614	1,654
Accrued interest receivable and other assets	2,041	2,213
Total assets	$270,148	$276,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$180,934	$179,424
FHLB advances	60,850	69,450
Advances from borrowers for taxes and insurance	1,312	1,629
Note payable	5,250	5,250

Accrued interest payable and other liabilities	2,013	1,807
Total liabilities	250,359	257,560

Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares authorized; 2,076,325 shares issued	21	21
Surplus	20,390	20,353
Unearned ESOP, (2001 - 95,511 shares; 2000 - 99,664 shares)	(955)	(997)
Unearned stock awards	(521)	(590)
Retained earnings	15,863	15,507
Accumulated other comprehensive income	1,074	892
Treasury stock at cost ( 2001 - 1,036,636 shares; 2000 - 1,036,636 shares)	(16,083)	(16,083)
Total stockholders' equity	19,789	19,103

Total liabilities and stockholders' equity	$270,148	$276,663

See accompanying notes to unaudited financial statements.

3.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Three months ended March 31, 2001
(In thousands, except per share data)
(Unaudited)

	Three months ended
	2001	2000
Interest income
Loans	$2,937	$2,120
Securities	1,441	1,624
Interest bearing deposits	301	56
Total interest income	4,679	3,800

Interest expense
Deposits	1,732	1,397
FHLB advances	892	617
Note payable	110	16
Total interest expense	2,734	2,030

Net interest income	1,945	1,770

Provision for loan losses	-	-

Net interest income after provision for loan losses	1,945	1,770

Non-interest income
Service fees	257	127
Other income	71	41
Gain (loss) on sale of securities	29	(13)
Total non-interest income	357	155

Non-interest expense
Salaries and employee benefits	781	610
Occupancy and equipment expense	268	239
Computer service fees	103	83
Other expenses	419	260

	1,571	1,192

Income before income taxes	731	733

Provision for income taxes	239	261
Net income	$492	$472
Earnings per share - basic and diluted	$.54	$.35
Comprehensive income	$674	$310

See accompanying notes to unaudited financial statements.

4.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(In thousands)
(Unaudited)

	2001	2000
Cash flows from operating activities
Net income	$492	$472
Adjustments to reconcile net income to net cash from operating activities
Depreciation	93	60
Amortization of intangibles	40	-
Net amortization of security premiums/discounts	(14)	15
Change in deferred loan fees	(26)	(15)
(Gain) loss on sale of securities	(29)	13
FHLB stock dividends	(70)	-
Change in accrued interest receivable and other assets	172	68
Change in accrued interest payable and other liabilities	88	271
Stock awards expense	69	65
ESOP compensation	79	50
Net cash from operating activities	894	999

Cash flows from investing activities
Purchase of securities available-for-sale	(5,473)	(3,709)
Proceeds from sales of securities available-for-sale	223	3,659
Principal payments of mortgage-backed securities and collateralized mortgage obligations	3,158	3,059
Proceeds from maturities and calls of securities	1,000	-
Net increase in loans	(4,842)	(1,739)
Purchases of securities held-to-maturity	-	(82)
Purchases of premises and equipment, net	(13)	(19)
Net cash from investing activities	(5,947)	1,169

Cash flows from financing activities
Net increase in deposits	1,510	2,088
Change in advance payments by borrowers for taxes and insurance	(317)	(380)
Purchase of treasury shares	-	(6,430)
Change in FHLB advances	(8,600)	(3,500)
Change in note payable	-	3,000
Dividends paid	(136)	(178)
Net cash from financing activities	(7,543)	(5,400)

Net decrease in cash and cash equivalents	(12,596)	(3,232)

Cash and due from banks at beginning of period	18,504	9,813

Cash and due from banks at end of period	$5,908	$6,581
Supplemental disclosure of cash flow information

See accompanying notes to unaudited financial statements.

5.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Unearned ESOP	Treasury Stock	Unearned Stock Awards	Total Stock- holders' Equity	Compre- hensive Income
Balance at December 31, 1999	$21	$20,270	$14,235	$444	$(1,163)	$(7,227)	$(859)	$25,721	$ -
Net income for three months ended March 31, 2000	-	-	472	-	-	-	-	472	472
ESOP shares earned	-	8	-	-	42	-	-	50	-
Stock awards earned	-	-	-	-	-	-	65	65	-
Change in unrealized gain on securities available-for-sale, net	-	-	-	(162)	-	-	-	(162)	(162)
Treasury stock purchase, net	-	-	-	-	-	(6,430)	-	(6,430)	-
Dividends declared ($.11 per share)	-	-	(178)	-	-	-	-	(178)	-

Balance at March 31, 2000	$21	$20,278	$14,529	$282	$(1,121)	$(13,657)	$(794)	$19,538	$310

(Continued)

6.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Unearned ESOP	Treasury Stock	Unearned Stock Awards	Total Stock- holders' Equity	Compre- hensive Income
Balance at December 31, 2000	$21	$20,353	$15,507	$892	$(997)	$(16,083)	$(590)	$19,103	$ -
Net income for three months ended March 31, 2001	-	-	492	-	-	-	-	492	492
ESOP shares earned	-	37	-	-	42	-	-	79	-
Stock awards earned	-	-	-	-	-	-	69	69	-
Change in unrealized gain on securities available-for-sale, net	-	-	-	182	-	-	-	182	182
Treasury stock purchase, net	-	-	-	-	-	-	-	-	-
Dividends declared ($.13 per share)	-	-	(136)	-	-	-	-	(136)	-

Balance at March 31, 2000	$21	$20,390	$15,863	$1,074	$(955)	$(16,083)	$(521)	$19,789	$674

See accompanying notes to unaudited financial statements.

7.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. The accompanying unaudited interim consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Corporation in the preparation of its consolidated financial statements, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. Annualized results of operations during the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year of 2001.

NOTE 2

A reconciliation of the numerators and denominators for earnings per common share computations is presented below:
	Three months ended March 31,
	2001	2000
Earnings per share
Net income available to common stockholders	$492	$472
Weighted average common shares outstanding	906	1,337
Earnings per share	$.54	$.35

The Corporation's outstanding stock options and stock awards were not considered in the computations of earnings per common share because the effects of assumed exercise would have been antidilutive.

NOTE 3

In March 2000, the Corporation established a secured revolving line of credit with LaSalle National Bank. Interest payments are due quarterly with principal due at maturity on March 7, 2002. The note is secured by 100% of the Bank's outstanding common stock. The line of credit bears interest at a variable rate equal to prime or three-month LIBOR plus 1.75% at the Corporation's option. In March 2000, the Corporation used this line to finance the repurchase of common stock in the Dutch auction tender offer, and has since used the line for additional repurchases of the Corporation's stock.

(Continued)

8.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 4

On June 9, 2000 the Bank completed its acquisition of Midwest Savings Bank. Cash of $3.3 million was paid for all of the outstanding shares of Midwest Savings Bank. The acquisition was recorded using the purchase method of accounting and concurrent with the transaction Midwest Savings Bank was merged into Hemlock Federal Bank. At June 9, 2000 Midwest Savings Bank had total assets of $47.8 million, which included $39.6 million of loans, $28.2 million of deposits, and $16.2 million of FHLB advances. The acquisition resulted in goodwill of approximately $1.0 million which is being amortized over 15 years, and a core deposit intangible of $730,000 which is being amortized over 8 years.

Midwest Savings Bank's results of operations have been reflected in the Corporation's consolidated statements of income beginning as of the acquisition date. On a pro forma basis, the pro forma total net interest income, total income, net income, basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 after giving effect to the Midwest Savings Bank acquisition as if it occurred on January 1, 2000 are as follows:

	Three Months Ended March 31,
	2001	2000
	(in thousands)
Net interest income	$1,945	$2,120
Total income	5,036	4,830
Net income	492	421
Basic and diluted earnings per share	.54	.31

(Continued)

9.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
March 31, 2001

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at March 31, 2001 and the consolidated results of operations for the three months ended March 31, 2001, compared to the same period in 2000. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Results of Operations

Consolidated net income of the Corporation for the first quarter of 2001 totaled $492,000, or $.54 per share, as compared to net income of $472,000, or $.35 per share earned for the first quarter of 2000. The primary reason for the increase in net income is an increase in both net interest income and non-interest income due to the acquisition of Midwest Savings Bank, partially offset by an increase in expenses, also due primarily to the Midwest Savings acquisition.

Net Interest Income

Net interest income before provision for loan losses was $1.95 million for the three month period ended March 31, 2001, as compared to $1.78 million for the same period in 2000. For the three month period ended March 31, 2001, interest income increased to $4.68 million, from $3.80 million for the same period ended March 31, 2000. This increase is due primarily to an increase in the average balance of loans receivable, as a result of the Midwest Savings acquisition. Interest expense increased to $2.73 million for the three months ended March 31, 2001, from $2.03 million for the same period in 2000. This increase is attributable to increases in deposits and FHLB advances as a result of the Midwest Savings acquisition, as well as interest expense related to the secured line of credit obtained to fund share repurchases. Overall net interest margin has decreased from 3.30% for the quarter ended March 31, 2000 to 2.88% for the quarter ended March 31, 2001. The decrease in net interest margin is due primarily to the reduction in capital and the increase in borrowings due primarily to the repurchase of stock during the year 2000. The Company expects, because of the interest rate risk discussed in Item 3 and the various options being contemplated to reduce this risk, as well as the likelihood of continued share repurchases, that the net interest margin will continue to decrease modestly during the next several quarters.

(Continued)

10.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY

March 31, 2001

Provision for Loan Losses

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at March 31, 2001, there can be no assurance that such losses will not exceed estimated amounts.

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income increased to $357,000 for the three month period ended March 31, 2001, as compared to $155,000 for the same period ended March 31, 2000. The $202,000 increase is due primarily to an increase in fees associated with the loan servicing portfolio, ATM transactions and checking accounts, primarily as a result of the additional ATM machine and checking accounts obtained through the Midwest acquisition, as well as a $29,000 gain on the sale of securities during the quarter ended March 31, 2001, compared to a $13,000 loss incurred on the sale of securities from the available- for- sale portfolio for the three month period ended March 31, 2000.

Non-interest expense increased to $1.57 million for the three month period ended March 31, 2001, as compared to $1.19 million for the same period one year ago. The increase is due primarily to an overall increase in compensation, of which a portion is related to the acquisition of Midwest Savings, as well as the amortization of intangibles due to the acquisition, and to increases in building, equipment, computer and other operating expenses associated with the operation of the two new branch offices obtained through the Midwest Savings acquisition.

Provision for Income Taxes

The Corporation's federal and state income tax expense decreased to $239,000 for the three month period ended March 31, 2001, from $261,000 for the same period ended March 31, 2000. The decrease in income tax was the result of an increase in income from securities exempt from federal and state income tax.

(Continued)

11.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
March 31, 2001

Financial Condition

Consolidated total assets decreased $6.51 million to $270.15 million as of March 31, 2001, from $276.66 million as of December 31, 2000. Cash on hand decreased to $5.91 million as of March 31, 2001, as compared to $18.50 million as of December 31, 2000, a decrease of $12.59 million, due primarily to the pay down of overnight FHLB advances. Total securities increased by $1.44 million, from $92.20 million as of December 31, 2000, to $93.64 million as of March 31, 2001. Loans receivable, including loans held for sale, increased to $159.69 million as of March 31, 2001 from $154.82 million as of December 31, 2000, an increase of $4.87 million. This increase was primarily due to new single family loan originations resulting from the commissioned loan officer program. Loans available for sale increased from $356,000 as of March 31, 2000 to $5.16 million as of March 31, 2001. Management expects this trend to continue. This increase is due primarily to management's intention of selling long term fixed rate mortgage loans into the secondary market as a means of managing interest rate risk as further explained in Item 3.

Total liabilities decreased to $250.36 million as of March 31, 2001, from $257.56 million as of December 31, 2000. The $7.30 million decrease in liabilities is due primarily to the pay down of $8.60 million of FHLB advances, which decreased from $69.45 million as of December 31, 2000, to $60.85 million as of March 31, 2001. This was partially offset by a $1.51 million increase in deposits, which grew to $180.93 million as of March 31, 2001 from $179.42 million as of December 31, 2000.

Stockholders' equity increased to $19.79 million as of March 31, 2001 from $19.10 million as of December 31, 2000, an increase of $690,000. This increase is attributable to net income for the quarter, as well as a $182,000 increase in the value of the available for sale securities portfolio., partially offset by the payment of $136,000 in dividends during the three month period ended March 31, 2001.

Capital Resources and Commitments

The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2001 and December 31, 2000.

	Regulatory Requirement To Be Adequately Capitalized	Actual March 31, 2001	Actual December 31, 2000
Core capital	4.0%	7.59%	7.20%
Risk-based capital	8.0%	16.63%	16.77%

(Continued)

12.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
March 31, 2001

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

The Bank's regulatory liquidity ratio at March 31, 2001 was 10.58%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled$7.35 million at March 31, 2001.

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 as amended and Section 21E of the Securities Act of 1934 as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Corporation, are generally identified by the use of words "believe," "expect,""intend," "anticipate," "estimate," or "project" or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and the subsidiary include, but are not limited to, changes in interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Corporation's market areas; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.

(Continued)

13.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
March 31, 2001

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

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at December 31, 2000 (latest information available), an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments).

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent
+300	$11,111	4.26	$(15,294)	(58)
+200	16,714	6.23	(9,691)	(37)
+100	22,003	8.00	(4,402)	(17)
-	26,405	9.40	-	-
-100	29,023	10.18	2,618	10
-200	30,843	10.69	4,438	17
-300	33,937	11.57	7,532	29

(Continued)

14.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
March 31, 2001

For the purposes of comparison, the following table sets forth the at September 30, 2000, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent
+300	$8,236	3.22	$(16,278)	(66)
+200	14,109	5.36	(10,405)	(42)
+100	19,825	7.33	(4,689)	(19)
-	24,514	8.85	-	-
-100	28,240	10.00	3,726	15
-200	30,170	10.54	5,656	23
-300	31,865	10.99	7,351	30

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

The Bank had experienced a significant increase in interest rate risk, primarily as a result of the Midwest acquisition, as well as from the decrease in capital incurred through the repurchase of stock. A substantial portion of Midwest's assets were long term fixed rate loans, funded in part by a Federal Home Loan Bank open line of credit. The Bank is currently implementing different strategic options intended to bring about a reduction in interest rate risk. These options include the restructuring of FHLB advances and the sale of long term fixed rate loans. The impact of these actions thus far has been a reduction in interest rate risk over the past several quarters.

While the March 31, 2001 interest rate risk analysis was not as yet available, management believes that the Bank's interest rate risk has decreased modestly as compared to the levels indicated as of December 31, 2000.

Annual Meeting
The Company's Annual Meeting for the fiscal year ending December 31, 2000 was held on May 2, 2001 at 10:30 a.m. at the Oak Forest office of the Company.

15.

Next Page

Part II            Other Information

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K.

a. Reports on Form 8-K - none

16.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMLOCK FEDERAL FINANCIAL CORP.
(Registrant)

/s/ Maureen G. Partynski

Maureen G. Partynski
Chief Executive Officer
April 26, 2001

/s/ Michael R. Stevens

Michael R. Stevens
President
April 26, 2001

/s/ Jean M. Thornton

Jean M. Thornton
Chief Financial Officer
April 26, 2001

17.

Top