Form 10-Q
period 2001-06-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 2001-08-14
CIK 1029654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: June 30, 2001

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

YES	X	NO

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, par value $.01	Outstanding at July 25, 2001 1,022,786 shares

Next Page

HEMLOCK FEDERAL FINANCIAL CORP.
AND SUBSIDIARY

2.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)
(Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$5,137	$18,504
Securities available-for-sale	40,468	37,302
Securities held-to-maturity	50,565	54,899
Loans receivable, net	156,903	154,465
Loans held for sale	10,978	356
Premises and equipment, net	3,702	3,773
FHLB stock, at cost	3,629	3,497
Intangible assets	1,575	1,654
Accrued interest receivable and other assets	2,611	2,213
Total assets	$275,568	$276,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$183,226	$179,424
FHLB advances	62,200	69,450
Advances from borrowers for taxes and insurance	1,737	1,629
Note payable	6,200	5,250
Accrued interest payable and other liabilities	2,149	1,807
Total liabilities	255,512	257,560

Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares authorized; 2,076,325 shares issued	21	21
Surplus	20,432	20,353
Unearned ESOP, (2001 - 91,358 shares; 2000 - 99,664 shares)	(914)	(997)
Unearned stock awards	(451)	(590)
Retained earnings	16,214	15,507
Accumulated other comprehensive income	1,172	892
Treasury stock at cost ( 2001 - 1,053,539 shares; 2000 - 1,036,639 shares)	(16,418)	(16,083)

Total stockholders' equity	20,056	19,103

Total liabilities and stockholders' equity	$275,568	$276,663

See accompanying notes to unaudited financial statements.

3.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In thousands, except share data)
(Unaudited)

	Six months ended		Three months ended
	2001	2000	2001	2000
Interest income
Loans	$5,925	$4,587	$2,988	$2,467
Securities	2,772	3,237	1,331	1,613
Interest bearing deposits	578	123	277	67
Total interest income	9,275	7,947	4,596	4,147

Interest expense
Deposits	3,446	2,887	1,714	1,490
FHLB advances	1,758	1,369	866	752
Note payable	203	86	93	70
Total interest expense	5,407	4,342	2,673	2,312

Net interest income	3,868	3,605	1,923	1,835

Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	3,868	3,605	1,923	1,835

Non-interest income
Service fees	535	284	278	157
Other income	148	100	77	59
Gain (loss) on sale of securities	97	(34)	68	(21)
Total non-interest income	780	350	423	195

Non-interest expense
Salaries and employee benefits	1,599	1,324	818	714
Occupancy and equipment expense	511	492	243	253
Computer service fees	219	210	116	127
Other expenses	852	602	433	342
Total non-interest expense	3,181	2,628	1,610	1,436

Income before income taxes	1,467	1,327	736	594

Provision for income taxes	490	474	251	213

Net income	$977	$853	$485	$381

Earnings per share - basic	$1.08	$.73	$.54	$.38
Earnings per share - diluted	$1.06	$.73	$.52	$.38

Comprehensive income	$1,257	$698	$583	$388

See accompanying notes to unaudited financial statements.

4.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In thousands)
(Unaudited)

	2001	2000
Cash flows from operating activities
Net income	$977	$853
Adjustments to reconcile net income to net cash from operating activities
Depreciation	184	168
Amortization of intangibles	79	-
Net amortization of security premiums/discounts	(118)	32
Change in deferred loan fees	(46)	(63)
(Gain) loss on sale of securities	(97)	34
FHLB stock dividends	(132)	-
Change in accrued interest receivable and other assets	(398)	(323)
Change in accrued interest payable and other liabilities	164	217
Stock awards expense	139	131
ESOP compensation	162	114
Net cash provided by operating activities	914	1,163

Cash flows from investing activities
Midwest Savings Bank acquisition, net	-	(728)
Purchase of securities available-for-sale	(9,180)	(4,274)
Purchases of securities held-to-maturity	(2,554)	(82)
Proceeds from sales of securities available-for-sale	776	3,912
Principal payments of mortgage-backed securities and collateralized mortgage obligations	10,080	5,780
Proceeds from maturities and calls of securities	2,718	2
Purchase of FHLB stock	-	(40)
Net increase in loans	(13,013)	(3,772)
Purchases of premises and equipment, net	(113)	(35)
Net cash provided by (used in) investing activities	(11,286)	763
Cash flows from financing activities
Net increase in deposits	3,802	1,143
Change in advance payments by borrowers for taxes and insurance	108	556
Purchase of treasury shares	(335)	(7,651)
Change in FHLB advances	(7,250)	(2,500)
Borrowings on note payable	950	4,000
Dividends paid	(270)	(308)
Net cash used in financing activities	(2,995)	(4,760)
Net decrease in cash and cash equivalents	(13,367)	(2,834)
Cash and cash equivalents at beginning of period	18,504	9,813
Cash and cash equivalents at end of period	$5,137	$6,979

See accompanying notes to unaudited financial statements.

5.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Unearned ESOP	Unearned Treasury Stock	Stock Awards	Total Stock- holders Equity	Compre- hensive Income

Balance at December 31, 1999	$21	$20,270	$14,235	$444	$(1,163)	$(7,227)	$(859)	$25,721	$ -
Net income for six months ended June 30, 2000	-	-	853	-	-	-	-	853	853
ESOP shares earned	-	31	-	-	83	-	-	114	-
Stock awards earned	-	-	-	-	-	-	131	131	-
Change in unrealized gain on securities available-for- sale, net	-	-	-	(155)	-	-	-	(155)	(155)
Treasury stock purchase, net	-	-	-	-	-	(7,651)	-	(7,651)	-
Dividends declared ($.22 per share)	-	-	(308)	-	-	-	-	(308)	-
Balance at June 30, 2000	$21	$20,301	$14,780	$289	$(1,080)	$(14,878)	$(728)	$18,705	$698

Continued

6.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Unearned ESOP	Unearned Treasury Stock	Stock Awards	Total Stock- holders Equity	Compre- hensive Income

Balance at December 31, 2000	$21	$20,353	$15,507	$892	$(997)	$(16,083)	$(590)	$19,103	$ -
Net income for six months ended June 30, 2001	-	-	977	-	-	-	-	997	997
ESOP shares earned	-	79	-	-	83	-	-	162	-
Stock awards earned	-	-	-	-	-	-	139	139	-
Change in unrealized gain on securities available-for- sale, net	-	-	-	280	-	-	-	280	280
Treasury stock purchase, net	-	-	-	-	-	(335)	-	(335)	-
Dividends declared ($.22 per share)	-	-	(270)	-	-	-	-	(270)	-
Balance at June 30, 2001	$21	$20,432	$16,214	$1,172	$(914)	$(16,418)	$(451)	$20,056	$1,257

See accompanying notes to unaudited financial statements.

7.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. The accompanying unaudited interim consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Corporation in the preparation of its consolidated financial statements, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. Annualized results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year ending December 31, 2001.

NOTE 2

A reconciliation of the numerators and denominators for earnings per common share computations is presented below:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Earnings per share
Net income available to common stockholders	$485	$381	$977	$853
Weighted average basic shares outstanding	903	990	905	1,164
Basic earnings per share	$.54	$.38	$1.08	$.73

Weighted average basic shares outstanding	903	990	905	1,164
Dilutive effect of stock options	24	-	15	-
Dilutive effect of stock awards	3	-	1	-
Weighted average diluted shares outstanding	930	990	921	1,164

Diluted earnings per share	$.52	$.38	$1.06	$.73

(Continued)

8.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

The Corporation's outstanding stock options and stock awards were not considered in the computations of earnings per common share for the three months and six months ended June 30, 2000 because the effects of assumed exercise would have been antidilutive.

NOTE 3

In March 2000, the Corporation established a secured revolving line of credit with LaSalle National Bank. Interest payments are due quarterly with principal due at maturity on March 7, 2002. The note is secured by 100% of the Bank's outstanding common stock. The line of credit bears interest at a variable rate equal to prime or three-month LIBOR plus 1.75% at the Corporation's option. In March 2000, the Corporation used this line to finance the repurchase of common stock in its Dutch auction tender offer, and has subsequently used the line to fund additional repurchases. The outstanding line of credit has increased $950,000, from $5.25 million as of December 31, 2000, to $6.20 million as of June 30, 2001. The funds have been used for investments made by the holding company in securities available for sale.

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

Midwest Savings Bank's results of operations have been reflected in the Corporation's consolidated statements of income beginning as of the acquisition date. On a pro forma basis, the pro forma total net interest income, total income, net income, basic and diluted earnings per share for the three and six months ended June 30, 2001 after giving effect to the Midwest Savings Bank acquisition as if it occurred on January 1, 2000 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(in thousands)

Net Interest Income	$1,923	$2,034	$3,868	$4,154
Total Income	5,019	4,910	10,055	9,740
Net Income	485	357	977	788

Basic earnings per share	.54	.36	1.08	.67

Diluted earnings per share	.52	.36	1.06	.67

(Continued)

9.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

NOTE 5

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Corporation's financial statements unless the Corporation enters into a business combination transaction.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. The Corporation is currently studying the requirements of this new accounting standard to determine the impact to the financial statements.

(Continued)

10.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at June 30, 2001 and the consolidated results of operations for the three and six months ending June 30, 2001, compared to the same periods in 2000. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

Results of Operations

Consolidated net income of the Corporation for the second quarter of 2001 totaled $485,000, or $.54 per share basic and $ .52 per share diluted, as compared to net income of $381,000, or $.38 per share basic and diluted earned for the second quarter of 2000. Net income for the six-month period ended June 30, 2001 totaled $977,000, or $1.08 per share basic and $1.06 per share diluted, as compared to net income of $853,000, or $.73 per share basic and diluted for same period in 2000.

Net Interest Income

Net interest income before the provision for loan losses was $1.92 million and $3.87 million for the three and six month periods ended June 30, 2001, respectively, as compared to $1.84 million and $3.61 million for the same periods in 2000. For the three and six month periods ended June 30, 2001, interest income increased to $4.60 million and $9.28 million, respectively, from $4.15 million and $7.95 million for the same periods ended June 30, 2000. This increase is due to an increase in the average balance of loans receivable, primarily as a result of the Midwest acquisition, as well as loans originated through the Bank's commissioned loan officer program. This increase was funded by an increase in the average balances of deposits, primarily as a result of the Midwest acquisition. Interest expense increased to $2.67 million and $5.41 million for the three and six months ended June 30, 2001, from $2.31 million and $4.34 million for the same periods in 2000. This increase is attributable to increases in the balances of deposits and FHLB advances, as well as interest expense related to the note payable. Overall the net interest margin has decreased from 3.27% for the quarter ended June 30, 2000 to 2.92% for the quarter ended June 30, 2001 and from 3.29% to 3.11% for the six months ended June 30, 2000 to 2001. The Company expects, because of the interest rate risk discussed in Item 3 and the various options being contemplated to reduce this risk, as well as the likelihood of continued share repurchases, that the net interest margin may decrease modestly during the next several quarters.

(Continued)

11.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
June 30, 2001

Provision for Loan Losses

The Corporation's allowance for loan losses was $969,000 as of June 30, 2001, equal to .58% of total loans. The bank had non-performing assets totaling $406,000 as of June 30, 2001 as compared to $212,000 at December 31, 2000. No provision for loan losses was made during the three months or six months ended June 30, 2001, nor was a provision made during the same periods ended June 30, 2000.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2001, there can be no assurance that such losses will not exceed estimated amounts.

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income increased to $423,000 and $780,000 for the three and six month periods ended June 30, 2001, respectively, as compared to $195,000 and $350,000 for the same periods ended June 30, 2000. The increase is due to an increase in fees associated with loan originations and loan servicing, an increase in fees generated on checking accounts, as well as a $68,000 gain on the sale of securities for the quarter ended June 30, 2001, as opposed to a $21,000 loss on the sale of securities for the quarter ended June 30, 2000 and a $97,000 gain on the sale of securities for the six months ended June 30, 2001 compared to a $34,000 loss in the prior year period. The increase in loan servicing and deposit service fees is largely a result of the acquisition of Midwest Savings.

Non-interest expense increased to $1.61 million and $3.18 million for the three and six month periods ended June 30, 2001, respectively, as compared to $1.44 million and $2.63 million for the same periods one year ago. The increase is due primarily to an overall increase in compensation, of which a portion is related to the acquisition of Midwest Savings, as well as the amortization of intangibles due to the acquisition, and to increases in building, equipment, computer and other operating expenses associated with the operation of the two new branch offices obtained through the Midwest Savings acquisition.

Provision for Income Taxes

The Corporation's federal and state income tax expense increased to $251,000 and $490,000 for the three and six month periods ended June 30, 2001, respectively, from $213,000 and $474,000, for the same periods ended June 30, 2000. The increase in income tax was the result of an increase in income before income taxes, partially offset by an increase in income from securities exempt from federal and state income taxes.

(Continued)

12.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
June 30, 2001

Financial Condition

Consolidated total assets decreased $1.09 million to $275.57 million as of June 30, 2001, from $276.66 million as of December 31, 2000. Cash on hand decreased to $5.14 million as of June 30, 2001, as compared to $18.50 million as of December 31, 2000, a decrease of $13.36 million. The decrease was due primarily to the repayment of overnight FHLB advances, as well as the origination of residential loans. Total securities decreased by $1.17 million, from $92.20 million as of December 31, 2000, to $91.03 million as of June 30, 2001. Loans receivable including loans held for sale increased to $167.88 million as of June 30, 2001 from $154.82 million as of December 31, 2000, an increase of $13.06 million. This increase was primarily due to new single family loan originations resulting from the commissioned loan officer program. Loans held for sale increased from $356,000 as of December 31, 2000 to $10.98 million as of June 30, 2001. This increase is due primarily to management's intention of selling new long term fixed rate mortgage loans into the secondary market as a means of managing interest rate risk as further explained in Item 3.

Total liabilities decreased to $255.51 million as of June 30, 2001, from $257.56 million as of December 31, 2000. The $2.05 million decrease in liabilities is due primarily to the repayment of $7.25 million of FHLB advances, which decreased from $69.45 million as of December 31, 2000, to $62.20 million as of June 30, 2001. This was partially offset by a $3.81 million increase in deposits, which grew to $183.23 million as of June 30, 2001 from $179.42 million as of December 31, 2000.

Stockholders' equity increased to $20.06 million as of June 30, 2001 from $19.10 million as of December 31, 2000, an increase of $960,000. This increase is attributable to net income for the first two quarters of 2001, as well as a $280,000 increase in the value of the available for sale securities portfolio, net of tax, partially offset by the$270,000 in dividends paid during the six month period ended June 30, 2001, as well as the repurchase of 16,900 shares of common stock during the six month period ended June 30, 2001 at a total cost of $335,000.

Capital Resources and Commitments

The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 2001 and December 31, 2000.

(Continued)

13.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
June 30, 2001

	Regulatory Requirement To Be Adequately Capitalized	Actual
		June 30, 2001	December 31, 2000

Core capital	4.0%	7.39%	7.20%
Risk-based capital	8.0%	15.93%	16.77%

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

The Bank's regulatory liquidity ratio at June 30, 2001 was 9.33%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $4.84 million at June 30, 2001.

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

(Continued)

14.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
June 30, 2001

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

The following table sets forth, at March 31, 2001, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent
+300	$18,092	6.81	$(16,187)	(47)
+200	23,898	8.76	(10,381)	(30)
+100	29,370	10.50	(4,909)	(14)
-	34,280	11.96	-	-
-100	37,343	12.78	3,063	9
-200	37,676	12.75	3,397	10
-300	37,992	12.69	3,713	11

(Continued)

15.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
June 30, 2001

While the above estimates are based on data provided as of March 31, 2001, management believes that the Bank's interest rate risk as of June 30, 2001 has not significantly changed from the level indicated in the above table.

For the purposes of comparison, the following table sets forth the at December 31, 2000, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent
+300	$11,111	4.26	$(15,294)	(58)
+200	16,714	6.23	(9,691)	(37)
+100	22,003	8.00	(4,402)	(17)
-	26,405	9.40	-	-
-100	29,023	10.18	2,618	10
-200	30,843	10.69	4,438	17
-300	33,937	11.57	7,532	29

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

The Bank has experienced an increase in interest rate risk, primarily as a result of the Midwest acquisition, as well as from the decrease in capital incurred through the repurchase of stock. A substantial portion of Midwest's assets were long term fixed rate loans, funded in part by a Federal Home Loan Bank open line of credit. The Bank is currently implementing a strategic plan intended to bring about a reduction in interest rate risk. This plan includes the restructuring of FHLB advances and the sale of newly originated long term fixed rate loans. The impact of these actions thus far has been a reduction in interest rate risk over the past several quarters. Management intends to continue to pursue a reduction in interest rate risk through implementation of this plan.

(Continued)

16.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
June 30, 2001

Part II Other Information

Item 1.	Legal Proceedings None
Item 2.	Changes in Securities and Use of Proceeds None
Item 3.	Defaults upon Senior Securities None
Item 4.	Submission of Matters to a Vote of Security Holders
	The following is a record of the votes cast at the Corporation's Annual Meeting of Stockholders in the election of directors of the Corporation:
		FOR	VOTE WITHHELD
	Rosanne Belczak	807,304	9,495
	Frank A. Bucz	807,279	9,520
	G. Gerald Schiera	807,179	9,620
	Accordingly, the individuals named above were declared to be duly elected directors of the Corporation for a term to expire in 2004.
The following is a record of the votes cast in respect of the proposal to ratify the appointment of Crowe, Chizek and Company LLP as the Corporation's auditors for the fiscal year ending December 31, 2001.

		NUMBER OF VOTES	PERCENTAGE OF VOTES
	FOR	805,872	98.6%
	AGAINST	8,002	1.0%
	ABSTAIN	2,925	0.4%
	Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.
Item 5.	Other Information None
Item 6.	Exhibits and Reports on Form 8-K
	a.	Reports on Form 8-K - none

17.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMLOCK FEDERAL FINANCIAL CORP.
(Registrant)

/s/ Maureen G. Partynski

 Maureen G. Partynski
Chief Executive Officer
August 8 , 2001

/s/ Michael R. Stevens

 Michael R. Stevens
President
August 8, 2001

/s/ Jean M. Thornton

 Jean M. Thornton
Chief Financial Officer
August 8, 2001

18.