Form 10-Q
period 2001-09-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 2001-11-13
CIK 1029654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2001

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

YES    X    NO

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, par value $.01	Outstanding at October 25, 2001 1,013,186 shares

1.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP.

AND SUBSIDIARY

2.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)
(Unaudited)

	September 30, 2001	December 31 2000
ASSETS
Cash and cash equivalents	$20,625	$18,504
Securities available-for-sale	38,347	37,302
Securities held-to-maturity	48,896	54,899
Loans receivable, net	154,396	154,465
Loans held for sale	9,696	356
Premises and equipment, net	3,667	3,773
FHLB stock, at cost	3,688	3,497
Intangible assets	1,535	1,654
Accrued interest receivable and other asets	2,334	2,213

Total assets	$283,184	$276,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$187,182	$179,424
FHLB advances	65,250	69,450
Advances from borrowers for taxes and insurance	2,044	1,629
Note payable	6,150	5,250
Accrued interest payable and other liabilities	2,219	1,807
Total liabilities	262,845	257,560

Stockholder's equity
Common stock, $.01 par value; 3,100,000 shares
authorized; 2,076,325 shares issued	21	21
Surplus	20,486	20,353
Unearned ESOP, (2001 - 87,205 shares; 2000 - 99,664 shares)	(872)	(997)
Unearned stock awards	(381)	(590)
Retained earnings	16,558	15,507
Accumulated other comprehensive income	1,161	892
Treasury stock at cost (2001 - 1,063,139 shares; 2000 -
1,036,639 shares)	(16,634)	(16,083)

Total stockholders' equity	20,339	19,103

Total liabilities and stockholders' equity	$283,184	$276,663

See accompanying notes to unaudited financial statements.

3.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine months ended September 30, 2001 and 2000
(In thousands, except per share data)
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2001	2000	2001	2000
Interest Income
Loans	$8,914	$7,582	$2,989	$2,995
Securities	3,939	4,808	1,167	1,571
Interest bearing deposits	955	304	377	181
Total interest income	13,808	12,694	4,533	4,747

Interest expense
Deposits	5,075	4,640	1,629	1,753
FHLB advances	2,680	2,389	922	1,020
Note payable	296	188	93	102
Total interest expense	8,051	7,217	2,644	2,875

Net interest income	5,757	5,477	1,889	1,872

Provision for loan losses	-	-	-	-

Net interest income after provision
for loan losses	5,757	5,477	1,889	1,872

Non-interest income
Service fees	759	484	224	200
Other income	217	155	69	55
Gain on the sale of loans	22	-	22	-
Gain (loss) on sale of securities	193	(5)	96	29
Total non-interest income	1,191	634	411	284

Non-interest expense
Salaries and employee benefits	2,464	2,096	865	772
Occupancy and equipment expense	764	765	253	273
Computer service fees	317	297	98	87
Other expenses	1,206	1,020	354	418
Total non-interest expense	4,751	4,178	1,570	1,550

Income before income taxes	2,197	1,933	730	606

Provision for income taxes	731	679	241	205

Net income	$1,466	$1,254	$489	$401
Earnings per share - basic	$ 1.62	$ 1.15	$ .54	$ .42
Earnings per share - diluted	$ 1.58	$ 1.15	$ .52	$ .42
Comprehensive income	$1,735	$1,293	$583	$595

See accompanying notes to unaudited financial statements.

4.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands)
(Unaudited)

	2001	2000
Cash flows from operating activities
Net income	$1,466	$1,254
Adjustments to reconcile net income to net cash from
operating activities
Depreciation	274	264
Amortization of intangibles	119	23
Net amortization of security premiums/discounts	(110)	20
Change in deferred loan fees	(36)	(85)
Gain on sale of loans	(22)	-
(Gain) loss on sale of securities	(193)	5
FHLB stock dividends	(191)	-
Change in accrued interest receivable and other assets	(121)	207
Change in accrued interest payable and other liabilities	242	161
Stock awards expense	209	196
ESOP compensation	258	181
Net cash provided by operating activities	1,895	2,226
Cash flows from investing activities
Midwest Savings Bank acquisition, net	-	(728)
Purchase of securities available-for-sale	(13,444)	(11,679)
Purchases of securities held-to-maturity	(13,910)	(82)
Proceeds from sales of securities available-for-sale	3,598	4,272
Principal payments of mortgage-backed securities and
collateralized mortgage obligations	19,738	9,369
Proceeds from maturities and calls of securities	9,718	405
Purchase of FHLB stock	-	(245)
Proceeds from the sale of loans	9,031	-
Net increase in loans	(18,244)	(6,449)
Purchases of premises and equipment, net	(168)	(79)
Net cash used in investing activities	(3,681)	(5,216)

Cash flows from financing activities
Net increase in deposits	7,758	187
Change in advance payments by borrowers for taxes and insurance	415	(409)
Purchase of treasury shares	(551)	(8,336)
Borrowing of FHLB advances	-	3,098
Repayment of FHLB advances	(4,200)	-
Change in note payable	900	4,750
Dividends paid	(415)	(441)
Net cash provided by (used in) financing activities	3,907	(1,151)

Net change in cash and cash equivalents	2,121	(4,141)
Cash and cash equivalents at beginning of period	18,504	9,813
Cash and cash equivalents at end of period	$20,625	$5,672

See accompanying notes to unaudited financial statements.

5.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumu- lated Other Compre- hensive Income	Unearned ESOP	Treasury Stock	Unearned Stock Awards	Total Stock- holders Equity	Compre- hensive Income

Balance at December 31, 1999	$21	$20,270	$14,235	$444	$(1,163)	$(7,227)	$(859)	$25,721	$ -

Net income for nine months
ended September 30, 2000	-	-	1,254	-	-	-	-	1,254	1,254

ESOP shares earned	-	56	-	-	125	-	-	181	-

Stock awards earned	-	-	-	-	-	-	196	196	-

Change in unrealized gain
on securities available-for-sale, net	-	-	-	39	-	-	-	39	39

Treasury stock purchase, net	-	-	-	-	-	(8,336)	-	(8,336)	-

Dividends declared ($.34 per share)	-	-	(441)	-	-	-	-	(441)	-

Balance at September 30, 2000	$21	$20,326	$15,048	$483	$(1,038)	$(15,563)	$(663)	$18,614	$1,293

Continued

6.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumu- lated Other Compre- hensive Income	Unearned ESOP	Treasury Stock	Unearned Stock Awards	Total Stock- holders Equity	Compre- hensive Income

Balance at December 31, 2000	$21	$20,353	$15,507	$892	$(997)	$(16,083)	$(590)	$19,103	$ -

Net income for nine months
ended September 30, 2001	-	-	1,466	-	-	-	-	1,466	1,466

ESOP shares earned	-	133	-	-	125	-	-	258	-

Stock awards earned	-	-	-	-	-	-	209	209	-

Change in unrealized gain
on securities available-for-sale, net	-	-	-	269	-	-	-	269	269

Treasury stock purchase, net	-	-	-	-	-	(551)	-	(551)	-

Dividends declared ($.40 per share)	-	-	(415)	-	-	-	-	(415)	-

Balance at September 30, 2001	$21	$20,486	$16,558	$1,161	$(872)	$(16,634)	$(381)	$20,339	$1,735

See accompanying notes to unaudited financial statements.

7.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company, which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. The accompanying unaudited interim consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented, have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Corporation in the preparation of its consolidated financial statements, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. Annualized results of operations during the quarter and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year of 2001.

NOTE 2

A reconciliation of the numerators and denominators for earnings per common share computations is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Earnings per share
Net income available to common stockholders	$489	$401	$1,466	$1,254

Weighted average basic shares outstanding	902	947	904	1,091

Basic earnings per share	$.54	$.42	$1.62	$1.15

Weighted average basic shares outstanding	902	947	904	1,091
Dilutive effect of stock options	38	-	23	-
Dilutive effect of stock awards	3	-	2	-
Weighted average diluted shares outstanding	943	947	929	1,091

Diluted earnings per share	$.52	$.42	$1.58	$1.15

(Continued)

8.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

The Corporation's outstanding stock options and stock awards were not considered in the computations of earnings per common share for the three months and nine months ended September 30, 2000 because the effects of assumed exercise would have been antidilutive.

NOTE 3

In March 2000, the Corporation established a secured revolving line of credit with LaSalle National Bank. Interest payments are due quarterly with principal due at maturity on March 7, 2002. The note is secured by 100% of the Bank's outstanding common stock. The line of credit bears interest at a variable rate equal to prime or three-month LIBOR plus 1.75% at the Corporation's option. In March 2000, the Corporation used this line to finance the repurchase of common stock in the Dutch auction tender offer, and has subsequently used the line to fund additional repurchases. The outstanding line of credit has increased as funds have been used for investments made by the holding company in securities available-for-sale.

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

Midwest Savings Bank's results of operations have been reflected in the Corporation's consolidated statements of income beginning as of the acquisition date. On a pro forma basis, the pro forma total net interest income, Total income, net income, basic and diluted earnings per share for the three and nine months ended September 30, 2001 after giving effect to the Midwest Savings Bank acquisition as if it occurred on January 1, 2000 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(in thousands)
Net Interest Income	$1,889	$1,872	$5,757	$6,026

Total Income	4,944	5,031	14,999	14,771

Net Income	489	401	1,466	1,179

Basic earnings per share	.54	.42	1.62	1.08

Diluted earnings per share	.52	.42	1.58	1.08

(Continued)

9.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2001

NOTE 5

New Accounting Pronouncements

In 2001, new accounting guidance was issued that requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting after this time. Beginning in 2002, the new guidance revises the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial impairment test is required during the first six months of 2002. The Company has not yet completed an analysis of its intangibles under the new guidance and cannot assess the impact on the financial statements at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corp. and Subsidiary at September 30, 2001 and the consolidated results of operations for the three and nine months ending September 30, 2001, compared to the same periods in 2000. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

Results of Operations

Consolidated net income of the Corporation for the third quarter of 2001 totaled $489,000, or $.54 per share basic and $.52 per share diluted, as compared to net income of $401,000, or $.42 per share basic and diluted earned for the third quarter of 2000. Net income for the nine month period ended September 30, 2001 totaled $1.47 million, or $1.62 per share basic and $1.58 per share diluted, as compared to net income of $1.25 million, or $1.15 per share basic and diluted for same period in 2000.

Net Interest Income

Net interest income before provision for loan losses was $1.89 million and $5.76 million for the three and nine month periods ended September 30, 2001, respectively, as compared to $1.87 million and $5.48 million for the same periods in 2000. For the three month period ended September 30, 2001, interest income decreased to $4.53 million, from $4.75 million for the same

(Continued)

10.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2001

period ended September 30, 2000. For the nine month period ended September 30, 2001, interest income increased to $13.81 million, from $12.69 million for the same period ended September 30, 2000. The decrease for the three month period is due to both a decrease in the aggregate amount of securities held, as well as a decrease in the yield on adjustable rate securities held. Interest expense decreased to $2.64 million for the three months ended September 30, 2001, from $2.88 million for the same period in 2000. For the nine month period ended September 30, 2001, interest expense increased to $8.05 million, from $7.22 million for the same period ended September 30, 2000. The decrease for the three month period is due primarily to a decrease in the cost of both savings and borrowed funds. Overall the net interest margin has decreased from 2.88% for the quarter ended September 30, 2000 to 2.85% for the quarter ended September 30, 2001 and from 3.22% for the nine months ended September 30, 2000 to 2.92% for the nine months ended September 30, 2001. The Company expects that due to the decrease in the Fed Funds rate over the past nine months, and the impact this decrease has had on core deposit rates, that the net interest margin may increase modestly during the next several quarters. This increase may be partially offset by the various options being contemplated to reduce interest rate risk, as discussed in Item 3, as well as the likelihood of continued share repurchases.

Provision for Loan Losses

The Corporation's allowance for loan losses was $969,000 as of September 30, 2001, equal to .58% of total loans. The bank had non-performing assets totaling $406,000 as of September 30, 2001, as compared to $212,000 as of December 31, 2000. No provision for loan losses was made during the three months ended September 30, 2001, nor was a provision made during the same period ended September 30, 2000.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2001, there can be no assurance that such losses will not exceed estimated amounts.

(Continued)

11.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2001

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income increased to $411,000 and $1.19 million for the three and nine month periods ended September 30, 2001, respectively, as compared to $284,000 and $634,000 for the same periods ended September 30, 2000. The increase is due to an increase in fees associated with loan originations and loan servicing, an increase in fees generated by the investment center, as well as a $96,000 gain on the sale of securities for the quarter ended September 30, 2001, as opposed to a $29,000 gain on the sale of securities for the quarter ended September 30, 2000 , and a $193,000 gain on the sale of securities for the nine months ended September 30, 2001 compared to a $5,000 loss in the prior year period.

Non-interest expense increased to $1.57 million and $4.75 million for the three and nine month periods ended September 30, 2001, respectively, as compared to $1.55 million and $4.18 million for the same periods one year ago. The increase is due primarily to an overall increase in compensation, of which a portion is related to the acquisition of Midwest, as well as the amortization of intangibles due to the acquisition, and to increases in building, equipment, computer and other operating expenses associated with the operation of the two new branch offices obtained through the Midwest Savings acquisition.

Provision for Income Taxes

The Corporation's federal and state income tax expense increased to $241,000 and $731,000 for the three and nine month periods ended September 30, 2001, respectively, from $205,000 and $679,000, for the same periods ended September 30, 2000. The increase in income tax was the result of an increase in income before income taxes.

Financial Condition

Consolidated total assets increased $6.52 million to $283.18 million as of September 30, 2001, from $276.66 million as of December 31, 2000. Cash on hand increased to $20.63 million as of September 30, 2001, as compared to $18.50 million as of December 31, 2000, an increase of $2.13 million, due primarily to an increase in deposits, partially offset by an increase in loans held for sale. Total securities decreased by $4.96 million, from $92.20 million as of December 31, 2000, to $87.24 million as of September 30, 2001. This decrease is due primarily to the accelerated prepayments of mortgage-related securities due to the lower rate environment. Loans receivable including loans held for sale increased to $164.09 million as of September 30, 2001 from $154.82 million as of December 31, 2000, an increase of $9.27 million. This increase was primarily due to new single-family loan originations resulting from the commissioned loan officer program. Loans held for sale increased from $356,000 as of December 31, 2000 to $9.70 million as of September 30, 2001. This increase is due primarily to management's intention of selling newly originated long term fixed rate mortgage loans into the secondary market as a means of managing interest rate risk as further explained in Item 3.

(Continued)

12.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2001

Total liabilities increased to $262.85 million as of September 30, 2001, from $257.56 million as of December 31, 2000. The $5.29 million increase in liabilities is due primarily to the $7.76 million increase in deposits, which grew to $187.18 million as of September 30, 2001 from $179.42 million as of December 31, 2000. This increase is primarily a result of an increase in core deposits in the Oak Forest and Lemont branches. This increase was partially offset by the $4.20 million decrease of FHLB advances, which decreased from $69.45 million as of December 31, 2000, to $65.25 million as of September 30, 2001. The decrease in borrowings is due primarily to the payoff of the Bank's Federal Home Loan Bank's overnight borrowings.

Stockholders' equity increased to $20.34 million as of September 30, 2001 from $19.10 million as of December 31, 2000, an increase of $1.24 million. This increase is attributable to net income for the first three quarters of 2001, partially offset by the payment of dividends as well as the repurchase of 26,500 shares of the Company's common stock during the first nine months of 2001 at a cost of $551,000.

Capital Resources and Commitments

The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2001 and December 31, 2000.

	Regulatory Requirement To Be Adequately Capitalized	Actual
		September 30, 2001	December 31, 2000

Core capital	4.0%	7.43%	7.20%
Risk-based capital	8.0%	16.65%	16.77%

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

The Bank's regulatory liquidity ratio at September 30, 2001 was 11.86%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $3.65 million at September 30, 2001.

(Continued)

13.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2001

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

(Continued)

14.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2001

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at June 30, 2001, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

(Continued)

15.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2001

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent

+300	$17,606	6.57	$(17,273)	(50)
+200	23,420	8.51	(11,458)	(33)
+100	29,361	10.38	(5,517)	(16)
0	37,878	12.01	-	-
-100	37,798	12.78	2,919	8
-200	38,453	12.84	3,575	10
-300	38,725	12.77	3,846	11

The above estimates are based on data provided as of June 30, 2001. Management believes that the Bank's interest rate risk as of September 30, 2001 has decreased from the level indicated in the above table, primarily due to the sale of newly originated long term fixed rate mortgage loans, the increase in short term liquidity, as well as the impact of lower interest rates on the prepayment speeds of mortgage-related securities.

For the purposes of comparison, the following table sets forth at December 31, 2000, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent

+300	$18,092	6.81	$(16,187)	(47)
+200	23,898	8.76	(10,381)	(30)
+100	29,370	10.50	(4,909)	(14)
0	34,280	11.96	-	-
-100	37,343	12.78	3,063	9
-200	37,676	12.75	3,397	10
-300	37,992	12.69	3,713	11

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

(Continued)

16.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2001

Bank's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

The Bank had experienced a significant increase in interest rate risk, primarily as a result of the Midwest acquisition, as well as from the decrease in capital incurred through the repurchase of stock. A substantial portion of Midwest's assets were long term fixed rate loans, funded in part by a Federal Home Loan Bank open line of credit. The Bank is currently implementing a strategic plan intended to bring about a reduction in interest rate risk. This plan includes the restructuring of FHLB advances and the sale of newly originated long term fixed rate loans. Management believes these actions will result in a reduction in interest rate risk over the next several quarters.

Annual Meeting

The Company's Annual Meeting for the fiscal year ending December 31, 2001 will be held on May 1, 2002 at 10:30 a.m. at the Oak Forest office of the Company.

17.

Next Page

Part II	Other Information

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K.

	a.	Reports on Form 8-K - none

18.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMLOCK FEDERAL FINANCIAL CORP.
(Registrant)

/s/ Maureen G. Partynski

 Maureen G. Partynski
Chief Executive Officer
November 9, 2001

/s/ Michael R. Stevens

 Michael R. Stevens
President
November 9, 2001

/s/ Jean M. Thornton

 Jean M. Thornton
Chief Financial Officer
November 9, 2001

19.

End.