Form 10-K
period 2001-12-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 2002-04-01
CIK 1029654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from_____________________to______________________

         Commission file number       0-22103

                      HEMLOCK FEDERAL FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    36-4126192
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

5700 West 159th Street, Oak Forest, Illinois                 60542
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:          (708) 687-9400

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES [X]  NO [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of March 15, 2002, was $14.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 15, 2002, there were issued and outstanding 1,013,186 shares of the Issuer's Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 2001.

            Part III of Form 10-K - Proxy Statement for 2002 Annual
                            Meeting of Stockholders.

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

     Hemlock Federal is a federally chartered stock savings bank headquartered in Oak Forest, Illinois. Hemlock Federal was originally chartered in 1904. In 1959, Hemlock Federal converted to a federal mutual charter. In 1997 Hemlock Federal converted from a mutual to a federally chartered stock savings bank. Hemlock Federal currently serves the financial needs of communities in its market area through its main office located in Oak Forest, Illinois and its five branch offices located in Oak Lawn, Bolingbrook, Lemont, and Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2001, Hemlock Federal had total assets of $288.7 million, deposits of $189.5 million and equity of $20.9 million (or 7.2 % of total assets).

     Hemlock Federal has been, and intends to continue to be, an independent, community oriented, financial institution. Hemlock Federal's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one-to-four family residential mortgages and, to a lesser extent, multi-family, consumer and other loans primarily in its market area. At December 31, 2001, $114.0 million, or 77.1%, of the Bank's total loan portfolio consisted of one-to-four family residential mortgage loans. The Bank also invests in mortgage-backed and other securities and other permissible investments.

     The executive offices of the Bank are located at 5700 West 159th Street, Oak Forest, Illinois 60452-3198 and its telephone number is (708) 687-9400. Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

Forward-Looking Statements

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2001. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Lending Activities

     General. The principal lending activity of the Bank is originating for its portfolio fixed and to a lesser extent, adjustable rate ("ARM") mortgage loans secured by one-to-four family residences located primarily in the Bank's market area. To a lesser extent, Hemlock Federal also originates multi-family real estate, consumer and other loans in its market area. At December 31, 2001, the Bank's net loans receivable including loans held for sale, totaled $156.5 million.

     Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 2001, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $3.1 million. As of December 31, 2001, the largest dollar amount outstanding or committed to be lent to one borrower or group of related borrowers relates to one borrower totaling $947,801 secured by four separate multi-family dwellings located in Oak Lawn and Chicago Ridge, Illinois. The second largest amount outstanding or committed to be lent to one borrower or group of related borrowers as of December 31, 2001 related to one borrower totaling $872,263 secured by three separate multi-family dwellings located in Oak Lawn and Chicago Ridge, Illinois. The third largest amount outstanding or committed to be lent to one borrower or group of related borrowers related to one borrower totaling $727,591 secured by two separate multi-family dwellings as well as a single family residence, all located in Illinois. At December 31, 2001, these loans were performing in accordance with their terms. As of December 31, 2001, there were no other loans with carrying values in excess of $500,000.

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

                                                                   December 31,
                                  ------------------------------------------------------------------------------
                                            2001                       2000                        1999
                                  ----------------------     -----------------------       ---------------------
                                    Amount      Percent        Amount       Percent         Amount      Percent
                                  ---------    ---------     ---------     ---------       --------    ---------
                                                             (Dollars in Thousands)

Real Estate Loans:
-----------------
One-to-four family(1) .......     $ 122,608       78.31%      $ 123,372       79.66%      $  91,505      78.03%
Multi-family ................        27,330       17.45          24,430       15.77          21,031      17.94
Commercial ..................           379         .24             430         .28             181        .15
                                  ---------     -------       ---------     -------       ---------    -------
  Total real estate loans ...       150,317       96.00         148,232       95.71         112,717      96.12

Consumer loans:
--------------
Deposit account .............            78         .05             150         .10             114        .10
Automobile ..................           227         .15             358         .23             265        .23
Home equity .................         5,952        3.80           6,137        3.96           4,164       3.55
                                  ---------     -------       ---------     -------       ---------    -------
  Total consumer loans ......         6,257        4.00           6,645        4.29           4,543       3.88
                                  ---------     -------       ---------     -------       ---------    -------
  Total loans ...............       156,574      100.00%        154,877      100.00%        117,260     100.00%
                                                =======                     =======                    =======

Less:
----
Loans in process ............            --                          --                          --
Deferred fees and discounts .           868                         913                         533
Allowance for losses ........          (969)                       (969)                       (795)
                                  ---------                   ---------                   =--------
  Total loans receivable, net     $ 156,473                   $ 154,821                   $ 116,998
                                  =========                   =========                   =========

                                                             December 31,
                                          ----------------------------------------------------
                                                   1998                        1997
                                          -----------------------     ------------------------
                                           Amount        Percent       Amount         Percent
                                          --------      ---------     --------       ---------
                                                        (Dollars in Thousands)
Real Estate Loans:
-----------------
One-to-four family(1) .......             $  87,041        84.79%     $  68,283        88.94%
Multi-family ................                12,070        11.76          4,951         6.45
Commercial ..................                   191          .18            209          .27
                                          ---------     --------      ---------     --------
  Total real estate loans ...                99,302        96.73         73,443        95.66

Consumer loans:
-------------
Deposit account .............                   129          .13            116          .15
Automobile ..................                   381          .37            473          .62
Home equity .................                 2,844         2.77          2,740         3.57
                                          ---------     --------      ---------     --------
  Total consumer loans ......                 3,354         3.27          3,329         4.34
                                          ---------     --------      ---------     --------
  Total loans ...............               102,656       100.00%        76,772       100.00%
                                                        ========                    ========

Less:
----
Loans in process ............                  (313)                       (125)
Deferred fees and discounts .                   409                         287
Allowance for losses ........                  (775)                       (775)
                                          ---------                   ---------
  Total loans receivable, net             $ 101,977                   $  76,159
                                          =========                   =========

(1)   Including loans held for sale.

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                       December 31,
                                   -------------------------------------------------------------------------------------
                                             2001                          2000                          1999
                                   -----------------------       ------------------------      -------------------------
                                     Amount       Percent          Amount        Percent         Amount         Percent
                                   ---------     ---------       ---------     ----------      ---------      ----------
                                                                  (Dollars in Thousands)

Fixed-Rate Loans:
----------------
Real estate:
One-to-four family (1) ......      $ 111,640        71.31%       $ 107,612        69.48%       $  82,993         70.78%
Multi-family ................         27,330        17.45           24,430        15.77           21,031         17.94
Commercial ..................            379          .24              430          .28              181           .15
                                   ---------     --------        ---------     --------        ---------      --------
  Total real estate loans ...        139,349        89.00          132,472        85.53          104,205         88.87
Consumer ....................          6,257         4.00            6,645         4.29            4,543          3.87
                                   ---------     --------        ---------     --------        ---------      --------
  Total fixed-rate loans ....        145,606        93.00          139,117        89.82          108,748         92.74

Adjustable-Rate Loans
---------------------
Real estate:
One-to-four family ..........         10,968         7.00           15,760        10.18            8,512          7.26
Multi-family ................             --           --               --           --               --            --
                                   ---------     --------        ---------     --------        ---------      --------
Total adjustable rate loans .         10,968         7.00           15,760        10.18            8,512          7.26
                                   ---------     --------        ---------     --------        ---------      --------

  Total loans ...............        156,574       100.00%         154,877       100.00%         117,260        100.00%
                                                 ========                      ========                       ========
Less:
----
Loans in process ............             --                            --                            --
Deferred fees and discounts .            868                           913                           533
Allowance for losses ........           (969)                         (969)                         (795)
                                   ---------                     ---------                     ---------
  Total loans receivable, net      $ 156,473                     $ 154,821                     $ 116,998
                                   =========                     =========                     =========

                                                               December 31,
                                           ---------------------------------------------------
                                                     1998                        1997
                                           ------------------------     ----------------------
                                            Amount         Percent        Amount      Percent
                                           --------      ----------     ---------    ---------
                                                          (Dollars in Thousands)
Fixed-Rate Loans:
----------------
Real estate:
One-to-four family (1) ......              $  76,331        74.36%      $  50,671        66.00%
Multi-family ................                 11,887        11.58           4,767         6.21
Commercial ..................                    191          .18             209          .27
                                           ---------     --------       ---------     --------
  Total real estate loans ...                 88,409        86.12          55,647        72.48
Consumer ....................                  3,354         3.27           3,329         4.34
                                           ---------     --------       ---------     --------
  Total fixed-rate loans ....                 91,763        89.39          58,976        76.82

Adjustable-Rate Loans
--------------------
Real estate:
One-to-four family ..........                 10,710        10.43          17,612        22.94
Multi-family ................                    183          .18             184          .24
                                           ---------     --------       ---------     --------
Total adjustable rate loans .                 10,893        10.61          17,796        23.18
                                           ---------     --------       ---------     --------

  Total loans ...............                102,656       100.00%         76,772       100.00%
                                                         ========                     ========
Less:
----
Loans in process ............                   (313)                        (125)
Deferred fees and discounts .                    409                          287
Allowance for losses ........                   (775)                        (775)
                                           ---------                    ---------
  Total loans receivable, net              $ 101,977                    $  76,159
                                           =========                    =========

(1) Including loans held for sale.

     The following schedule illustrates the contractual maturity of the Bank's loan portfolio at December 31, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                               Real Estate
                               -----------------------------------------------
                                                           Multi-family and
                                                            Commercial Real
                               One-to-four family(2)            Estate                Consumer                  Total
                               ---------------------      --------------------    -------------------     -------------------
                                            Weighted                  Weighted               Weighted                Weighted
                                            Average                   Average                Average                  Average
                                Amount       Rate          Amount      Rate       Amount      Rate        Amount       Rate
                               --------     --------      -------     --------    ------     --------     -------    --------
                                                                     (Dollars in Thousands)
Due During Year(s) Ended
 December 31,
------------------------
2002(1)................        $    399      8.04%        $    12      9.00%      $3,145      6.16%       $  3,556     6.38%
2003 and 2004..........           2,076      7.11             131      8.13          395      8.01           2,602     7.30
2005 to 2009...........          29,151      6.84           8,566      7.69        1,600      8.13          39,317     7.08
2010 to 2024...........          40,772      7.08          19,000      7.53        1,117      7.61          60,889     7.23
2025 and following.....          50,210      7.35              --        --           --        --          50,210     7.35
                                 ------                    ------                  -----                    ------
    Total..............        $122,608                   $27,709                 $6,257                  $156,574
                               ========                   =======                 ======                  ========

-------------
(1)  Included demand loans, loans having no stated maturity and overdraft loans.

(2)  Includes loans held for sale.

     The total amount of loans due after December 31, 2002 which have predetermined interest rates is $142.0 million while the total amount of loans due after such dates which have floating or adjustable interest rates is $11.0 million.

     One-to-Four Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four family residences. Historically, the Bank focused its residential lending activities on fixed rate loans with 30 year terms. In the 1980s, in order to reduce the average term to repricing of its assets, the Bank began to stress also the origination of 15 year fixed-rate loans as well as adjustable rate loans. Substantially all of the Bank's one-to-four family residential mortgage originations are secured by properties located in the Bank's market area. All fixed-rate loans currently originated by the Bank are evaluated to determine if the loan is appropriate for sale. In all cases, loan servicing is retained. All other loans originated are retained and serviced by the Bank.

     The Bank currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. The Bank also offers a fixed rate seven year balloon product with a 30 year amortization schedule which is due in seven years but which, under certain circumstances, may be converted into a fully amortizing fixed rate loan for an additional term of up to 23 years. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. As of December 31, 2001, the Bank had $24.6 million of fixed rate loans (most of which were seven year balloon loans) with contractual terms of less than 10 years, $44.7 million of fixed rate loans with contractual terms of 10-15 years and $42.0 million of fixed rate loans with contractual terms of more than 15 years. In addition, the Bank had $8.6 million of loans held for sale which had contractual terms of more than 15 years. See "--Originations, Purchases and Sales and Loans and Mortgage-Backed Securities."

     The Bank also offers ARMs which carry interest rates which adjust annually at a margin (generally 2.875%) over the yield on the One Year Average Monthly U.S. Treasury Constant Maturity Index ("one year CMT"). Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for up to 200 basis point annual interest rate change cap and a lifetime cap generally of up to 600 basis points over the initial rate. Initial interest rates offered on the Bank's ARMs may be approximately 100 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate. As a result, the risk of default on these loans may increase as interest rates increase. The Bank also originates ARMs which carry interest rates which are fixed for an initial term of up to five years and subsequently adjust annually to a margin over the one-year CMT. The Bank's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and may be convertible into fixed-rate loans. At December 31, 2001 one-to-four family ARMs totaled $11.0 million, or 7.0% of the Bank's total loan portfolio.

     Hemlock Federal will generally lend up to 95% of the lesser of the sales price or appraised value of the security property on owner occupied one-to-four family loans. The loan-to-value ratio on non-owner occupied, one-to-four family loans is generally 80% of the lesser of the sales price or appraised value of the security property. Non-owner occupied one-to-four family loans may pose a greater risk of default to the Bank than traditional owner occupied one-to-four family loans. In underwriting one-to-four family residential real estate loans, the Bank currently evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios.

     Residential loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Although the Bank originates mortgage loans primarily for its portfolio, the Bank's loans are generally underwritten to permit their sale in the secondary market.

     While the Bank seeks to originate most of its one-to-four family residential loans in amounts which are less than or equal to the applicable Federal Home Loan Mortgage Corporation maximum (currently $300,700), the Bank does, on an exceptional basis, make one-to-four family residential loans in amounts in excess of such maximum. The Bank's delinquency experience on such loans has been similar to its experience on its other residential loans.

     The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

     Multi-family and Commercial Real Estate Lending. In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank from time to time originates permanent multi-family real estate loans secured by properties in its primary market area. At December 31, 2001, the Bank had multi-family loans totaling $27.3 million, or 17.5% of the Bank's total loan portfolio, and $379,000 in commercial real estate loans, representing 0.24% of the total loan portfolio.

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

     At December 31, 2001, the Bank's largest commercial real estate or multi-family loan outstanding totaled $361,685 secured by a five-unit multi-family dwelling located in Chicago Ridge, Illinois.

     Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. While the Bank has experienced losses on several multi-family and commercial real estate loans in the past, as of December 31, 2001, there were no multi-family loans or commercial real estate loans delinquent 90 days or more.

     Consumer Lending. Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank originates a variety of different types of consumer loans, including home equity loans, automobile and deposit account loans for household and personal purposes. Due to the tax advantages to the borrower of home equity loans, the Bank has focused its recent consumer lending activities on home equity lending. At December 31, 2001 consumer loans totaled $6.3 million or 4.0% of total loans outstanding.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans are made at fixed interest rates, with terms of up to 10 years.

     The Bank's home equity loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 90% of the appraised value of the property or $100,000. These loans are written with fixed terms of up to 10 years and carry fixed interest rates. At December 31, 2001, the Bank's home equity loans totaled $2.9 million, or 1.8% of the Bank's total loan portfolio. In 1998 the Bank also began offering home equity lines of credit to qualifying borrowers. These loans, when combined with the balance of a first mortgage lien, may not exceed 90% if the first mortgage lien is held by the Bank, or 80% if the first mortgage lien is held elsewhere, or in either case $100,000. At December 31, 2001, the Bank's home equity lines of credit totaled $3.1 million outstanding, or 2.0% of the Bank's total loan portfolio.

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

Originations of Loans

     Real estate loans are originated by Hemlock Federal's staff through referrals from existing customers or real estate agents. In the early 1990s, the Bank determined to increase its one-to-four family residential loan marketing activities and to hire several commissioned loan underwriters. As a result, the Bank has experienced significant loan growth in recent years.

     The Bank's ability to originate loans is dependent upon customer demand for loans in its market and to a limited extent, various marketing efforts and the Bank's ability to hire commissioned loan officers. Demand is affected by both the local economy and the interest rate environment. See "- Market Area." Under current policy, all fixed rate loans are evaluated for sale on a quarter-by-quarter basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report attached hereto as Exhibit 13.

     In order to supplement loan originations, the Bank has acquired mortgage-backed and other securities which are held, depending on the investment intent, in the "held-to-maturity" or "available-for-sale" portfolios. See "Investment Activities - Mortgage-Backed and Related Securities." In addition, depending on market conditions, the Bank may also consider the purchase of residential loans from other lenders.

     As a result of the Bank's relatively low loans to deposits ratios since the early 1980s, the Bank did not sell loans in the secondary market. In view of the success of the Bank's recent loan origination efforts and the related increases in its loans to deposits ratio, as well as the increase in loans receivable resulting from the Midwest Savings acquisition, the Bank sold a portion of its residential loan originations in 2001, and may continue to originate loans for sale in 2002. The sale of loans is primarily a result of the Bank's plan to improve its interest rate risk.

     The following table shows the loan origination and repayment activities of the Bank for the periods indicated.

                                                                 Year Ended
                                                                December 31,
                                                      --------------------------------
                                                       2001         2000         1999
                                                      ------       ------       ------
                                                               (In Thousands)
          Originations by type:
          --------------------
          Adjustable rate:
            Real estate - one-to-four family ....    $  1,259     $    761     $  1,443
                      - multi-family ............          --           --           --
                                                     --------     --------     --------
               Total adjustable-rate ............       1,259          761        1,443
          Fixed rate:
            Real estate - one-to-four family ...      41,234       27,384       23,393
                            - multi-family ......       6,987        3,391        9,856
            Non-real estate - consumer ..........       5,363        4,163        3,123
                                                     --------     --------     --------
                  Total fixed-rate ..............      53,584       34,938       36,372
                                                     --------     --------     --------
                    Total loans originated ......      54,843       35,699       37,815

            Loans acquired ......................          --       39,429           --

          Sales:
          -----
            Real estate - one-to-four family ....      14,900       16,555        2,110

          Principal repayments ..................      41,547       20,582       21,101
                                                     --------     --------     --------
                  Total reductions ..............      56,447       37,137       23,211
          Increase (decrease) in other items, net         (45)        (168)         417
                                                     --------     --------     --------
                  Net increase ..................    $ (1,649)    $ 37,823     $ 15,021
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

     Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at December 31, 2001. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                   Real Estate
                          --------------------------------------------------------------
                              One-to-Four Family(1)           Commercial/Multi-Family              Consumer and Other
                          -----------------------------     -----------------------------     -----------------------------

                          Number     Amount     Percent     Number     Amount     Percent     Number     Amount     Percent
                          ------     ------     -------     ------     ------     -------     ------     ------     -------

                                                                                 (Dollars in Thousands)

Loans delinquent for:

December 31, 2001:
-----------------
 30-59 days .........         --     $   --          --%        --      $ --          --%         --      $ --          --%
 60-89 days .........          8        691         .56         --        --          --          --        --          --
 90 days and over ...         10        588         .48         --        --          --          --        --          --
                          ------     ------        ----       ----      ----        ----        ----      ----        ----
     Total ..........         18     $1,279        1.04%        --      $ --          --%         --      $ --          --%
                          ======     ======        ====       ====      ====        ====        ====      ====        ====


                                       Total
                           -----------------------------

                           Number      Amount    Percent
                           ------      ------    -------

Loans delinquent for:

December 31, 2001:
-----------------
 30-59 days .........          --      $   --       --%
 60-89 days .........           8         691       .56
 90 days and over ...          10         588       .48
                           ------      ------      ----
     Total ..........          18      $1,279      1.04%
                           ======      ======      ====


(1)  Includes loans held for sale.

     Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with the examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as a loss, the institution charges off such amount against the loan loss allowance. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

     On the basis of management's review of its assets, at December 31, 2001, the Bank had classified a total of $702,000 of its loans and other assets as follows:

                                                        December 31, 2001
                                                        -----------------
                                                          (In Thousands)

          Special Mention ..............................          $204

          Substandard ..................................           498

          Doubtful .....................................            --

          Loss .........................................            --
                                                                  ----

               Total ...................................          $702
                                                                  ====

          General loss allowance .......................          $969
                                                                  ====

          Specific loss allowance ......................            --
                                                                  ====

          Charge-offs ..................................            --
                                                                  ====

     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

                                                                    December 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                               (Dollars in Thousands)
          Non-accruing loans:
            One-to-four family ............................    $588     $212     $258
            Multi-family ..................................      --       --       --
            Commercial real estate ........................      --       --       --
            Construction or development ...................      --       --       --
            Consumer ......................................      --       --       --
                                                               ----     ----     ----
                 Total ....................................     588      212      258

          Accruing loans delinquent more than 90
          days:
            One-to-four family ............................      --       --       --
            Multi-family ..................................      --       --       --
            Commercial real estate ........................      --       --       --
            Construction or development ...................      --       --       --
            Consumer ......................................      --       --       --
                                                               ----     ----     ----
                 Total ....................................      --       --       --

          Foreclosed assets:
            One-to-four family ............................      --       --       --
            Multi-family ..................................      --       --       --
            Commercial real estate ........................      --       --       --
            Construction or development ...................      --       --       --
            Consumer ......................................      --       --       --
                                                               ----     ----     ----
                 Total ....................................      --       --       --

          Renegotiated loans ..............................      --       --       --
                                                               ----     ----     ----

          Total non-performing assets .....................    $588     $212     $258
                                                               ====     ====     ====

          Total as a percentage of total assets ...........     .20%     .08%     .11%
                                                               ====     ====     ====

     For the years ended December 31, 2001 and 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $23,570 and $18,503, respectively. The amounts that were included in interest income on such loans were $31,289 and $12,586 for the years ended December 31, 2001 and 2000, respectively.

     Management considers the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                              Year Ended December 31,
                                                              -----------------------
                                                              2001      2000      1999
                                                             ------    ------    ------
                                                               (Dollars in Thousands)

          Balance at beginning of period ...............      $969      $795      $775

          Charge-offs:
            One-to-four family .........................        --        --        --
            Multi-family ...............................        --        --        --
            Commercial real estate .....................        --        --        --
            Consumer ...................................        --        --        --
                                                              ----      ----      ----
                                                                --        --        --
                                                              ----      ----      ----

          Recoveries:
            One-to-four family .........................        --        --        --
            Multi-family ...............................        --        --        --
            Commercial real estate .....................        --        --        --
            Consumer ...................................        --        --        --
                                                              ----      ----      ----
                                                                --        --        --
                                                              ----      ----      ----

          Net charge-offs ..............................        --        --        --
          Allowance acquired(1) ........................        --       174        --
          Additions charged to operations ..............        --        --        20
                                                              ----      ----      ----
          Balance at end of period .....................      $969      $969      $795
                                                              ====      ====      ====
          Ratio of net charge-offs (recoveries) during
            the period to average loans outstanding
            during the period ..........................        --%       --%       --%
                                                              ====      ====      ====
          Ratio of net charge-offs (recoveries) during
            the period to average non-performing assets         --%       --%       --%
                                                              ====      ====      ====

-------------
(1) During 2000, the Company acquired Midwest Savings. As a result of this acquisition, an allowance for loan losses of $134,0000 was acquired. Management has determined that maintaining this allowance is appropriate based on Midwest Savings' portfolio of loans, historical losses, and other factors.

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                         December 31,
                            ------------------------------------------------------------------------------------------------------
                                          2001                               2000                                1999
                            --------------------------------   --------------------------------    -------------------------------
                                                    Percent                             Percent                            Percent
                                                   of loans                            of loans                           of loans
                             Amount       Loan      in Each     Amount       Loan       in Each     Amount      Loan       in Each
                             of loan     Amounts   Category     of loan     Amounts    Category     of loan    Amounts    Category
                              loss         by      of Total      loss         by       of Total      loss        by       of Total
                            Allowance   Category     Loans     Allowance   Category      Loans     Allowance  Category      Loans
                            ---------   --------   ---------   ---------   --------    --------    ---------  --------    ---------
                                                                        (In Thousands)
One-to-four family(1)....       $245    $122,608       78.31%      $248     $123,372       79.66%      $183     $91,505       78.03%

Multi-family.............        273      27,330       17.45        244       24,430       15.77        210      21,031       17.94

Commercial real estate...         12         379         .24         13          430         .28          6         181         .15

Consumer.................         19       6,257        4.00         20        6,645        4.29         14       4,543        3.88

Unallocated..............        420          --          --        444           --          --        382          --          --
                                 ---       -----      ------       ----     --------       -----       ----     -------      ------
     Total...............       $969    $156,574      100.00%      $969     $154,877      100.00%      $795    $117,260      100.00%
                                ====    ========      ======       ====     ========      ======       ====    ========      ======

(1) Includes loans held for sale.

     The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the terms of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for losses represents the Bank's estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Bank analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff and information provided by examinations performed by regulatory agencies. The Bank makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

     On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Individual credits are graded. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.).

     The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with SFAS 114 and 118 and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion of the allowance is influenced by current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio.

     The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years.

Investment Activities

     General. Hemlock Federal must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations to ensure Hemlock Federal's safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, Hemlock Federal has maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 2001, Hemlock Federal's liquidity ratio was 14.4%.

     Generally, the investment policy of Hemlock Federal is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. As required by Statement of Financial Accounting Standard No. 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that Hemlock Federal has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At December 31, 2001, Hemlock Federal had no securities which were classified as trading and $51.9 million of mortgage-backed and related securities and $4.4 million of other securities classified as held-to-maturity. Available- for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At December 31, 2001, $20.4 million of mortgage-backed and related securities and $16.5 million of other securities were classified as available-for-sale.

     Mortgage-Backed and Related Securities. In order to supplement its lending activities and achieve its asset liability management goals, the Bank invests in mortgage-backed and related securities. As of December 31, 2001, all of the mortgage-backed and related securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AAA" by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

     Consistent with its asset/liability management strategy, at December 31, 2001, $34.9 million, or 48.0% of Hemlock Federal's mortgage-backed and related securities had adjustable or floating interest rates. In addition, as discussed below, as of the same date, the Bank had $12.6 million of fixed rate collateralized mortgage obligations ("CMOs") with anticipated average lives of five years or less.

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

     The Bank invests in CMOs as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that CMOs represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Bank has from time to time concluded that short and intermediate duration CMOs (five years or less average life) often represent a better combination of rate and duration than adjustable rate mortgage-backed securities.

     The following table sets forth the composition of the Bank's mortgage-backed securities at the dates indicated.

                                                                        December 31,
                                      ------------------------------------------------------------------------------
                                                 2001                       2000                      1999
                                      ------------------------   ------------------------   ------------------------
                                       Carrying        % of       Carrying        % of       Carrying        % of
                                         Value         Total        Value         Total        Value         Total
                                      -----------    ---------   ----------     ---------   ----------     ---------
                                                                  (Dollars in Thousands)
Mortgage-backed securities
held-to- maturity:
  GNMA.........................         $19,419         26.88%     $15,585         23.45%     $14,791         20.25%
  FNMA.........................          17,054         23.61       11,536         17.36       14,396         19.70
  FHLMC........................           4,874          6.75        7,060         10.63        9,260         12.67
  CMOs.........................          10,518         14.56        5,916          8.90        6,868          9.40
                                         ------         -----        -----          ----        -----          ----
                                         51,865         71.80       40,097         60.34       45,315         62.02
Mortgage-backed securities
available-for- sale:
  FNMA.........................           3,759          5.20        2,160          3.25        2,670          3.65
  FHLMC........................           1,383          1.92        1,936          2.91        2,283          3.13
  CMOs.........................          15,229         21.08       22,260         33.50       22,795         31.20
                                         ------         -----       ------         -----       ------         -----
                                         20,371         28.20       26,356         39.66       27,748         37.98
                                         ------         -----       ------         -----       ------         -----
Total mortgage-backed
 securities....................         $72,236        100.00%     $66,453        100.00%     $73,063        100.00%
                                        =======        ======      =======        ======      =======        ======

     The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 2001.

                                                                                   Due in
                                              ----------------------------------------------------------------------------------
                                              6 Months   6 Months      1 to        3 to 5      5 to 10      10 to 20     Over 20
                                               or Less   to 1 Year    3 Years       Years        Years        Years       Years
                                              --------   ---------    -------      -------     -------       -------     -------
                                                                               (In Thousands)
Federal Home Loan Mortgage Corporation .      $    --     $    --     $     7      $   234      $   713      $ 4,363     $   888
Federal National Mortgage Association ..           --          --       1,243           --        4,577        6,758       8,129
Government National Mortgage Association           --          --          21           --           79        1,292      18,027
CMOs ...................................           --          --           7           --        8,214        2,974      14,220
                                              -------     -------     -------      -------      -------      -------     -------
 Total                                             --          --     $ 1,278      $   234      $13,583      $15,387     $41,264
                                              =======     =======     =======      =======      =======      =======     =======

Weighted average yield .................          --%         --%        6.67%        8.00%        6.77%        6.86%       6.59%

                                                      December 31,
                                                         2001
                                               ----------------------
                                               Amortized     Carrying
                                                  Cost        Value
                                               ---------     --------
                                                   (In Thousands)
Federal Home Loan Mortgage Corporation .        $ 6,205      $ 6,257
Federal National Mortgage Association ..         20,707       20,813
Government National Mortgage Association         19,419       19,419
CMOs ...................................         25,415       25,747
                                                -------      -------
 Total                                          $71,746      $72,236
                                                =======      =======

Weighted average yield .................           6.69%        6.64%

     As of December 31, 2001, the Bank did not have any mortgage-backed securities in excess of 10% of retained earnings except for FNMA, FHLMC and GNMA issues, amounting to $20.8 million, $6.3 million and $19.4 million, respectively.

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

                                                           Year Ended
                                                          December 31,
                                             --------------------------------------
                                                 2001          2000          1999
                                             ------------    --------      --------
                                                          (In Thousands)
          Purchases:
          ---------
            Adjustable-rate ..............     $ 13,045      $     --      $  4,408
            Fixed-rate ...................        5,268         2,703         3,505
            CMOs .........................       18,695         5,442         8,716
                                               --------      --------      --------
              Total purchases .......            37,008         8,145        16,629

          Sales:
          -----
            Adjustable-rate ..............           --            --            --
            Fixed-rate ...................           --            --            --
            CMOs .........................        2,347         3,310            --
                                               --------      --------      --------
              Total sales ..........              2,347         3,310            --

            Principal repayments .........      (30,068)      (11,533)      (21,921)
            Discount/premium net change ..          701           (55)         (406)
            Fair value net change ........          489           141          (437)
                                               --------      --------      --------
              Net increase (decrease)          $  5,783      $ (6,612)     $ (6,135)
                                               ========      ========      ========

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

     In order to complement its lending and mortgage-backed securities investment activities and to increase its holding of short and medium term assets, the Bank invests in liquid investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 2001, the Bank's securities portfolio totaled $4.4 million. At December 31, 2001, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's retained earnings, other than federal agency obligations.

     The following table sets forth the composition of the Bank's securities and other earning assets at the dates indicated.

                                                                      December 31,
                                           ------------------------------------------------------------------
                                                   2001                   2000                    1999
                                           ------------------      ------------------      ------------------
                                           Carrying     % of       Carrying     % of      Carrying      % of
                                            Value       Total       Value       Total       Value       Total
                                           --------    ------      --------     -----      --------     -----
                                                                 (Dollars in Thousands)
Securities held-to-maturity:
  Federal agency obligations .........     $ 4,402     100.00%     $14,802      93.68%     $15,811      94.05%

Securities available-for sale:
  Federal agency obligations .........          --         --          998       6.32          980       5.95
                                           -------     ------      -------     ------      -------     ------

       Total securities ..............     $ 4,402     100.00%     $15,800     100.00%     $16,791     100.00%
                                           =======     ======      =======     ======      =======     ======

Average remaining life of securities:      7 years                 8 years                 8 years

Other earning assets:
  Interest-earning deposits with banks     $23,228      56.39%     $13,303      50.71%     $ 4,779      45.19%
  FHLB stock .........................       3,745       9.09        3,497      13.33        2,325      21.99
  FHLMC stock ........................       8,849      21.49        3,918      14.93        3,470      32.82
  FNMA Stock .........................       5,368      13.03        5,516      21.03           --         --
                                           -------     ------      -------     ------      -------     ------
        Total ........................     $41,190     100.00%     $26,234     100.00%     $10,574     100.00%
                                           =======     ======      =======     ======      =======     ======

     The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                       December 31, 2001
                             -------------------------------------------------------------------------------------------------------
                               Less Than          1 to 5            5 to 10            Over
                                 1 Year            Years             Years           10 years               Total Securities
                               ---------         ---------         ---------         ---------       -------------------------------
                             Amortized Cost    Amortized Cost    Amortized Cost    Amortized Cost    Amortized Cost   Carrying Value
                             --------------    --------------    --------------    --------------    --------------   --------------
                                                                      (Dollars in Thousands)
Federal agency obligations      $  --            $   1,400         $   3,002           $  --            $   4,402        $   4,402
                                -----            ---------         ---------           -----            ---------        ---------
Weighted average yield ...         --%                6.18%             6.33%             --%                6.29%            6.29%
                                =====            =========         =========           =====            =========        =========

Sources of Funds

     General. The Bank's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

     Deposits. Hemlock Federal offers deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, NOW, money market and various certificate accounts. The Bank relies primarily on competitive pricing and customer service to attract and retain these deposits. The Bank's customers may access their accounts through any of the Bank's six offices and four automated teller machines. In addition, the Bank's customers may access their accounts through JEANNIE, a nationwide ATM network. The Bank also offers its customers account access through its online internet location. The Bank only solicits deposits in its market area and does not currently use brokers to obtain deposits.

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

     The following table sets forth the savings flows at the Bank during the periods indicated.

                                      Year Ended December 31,
                               ---------------------------------------
                                  2001          2000            1999
                               ---------      ---------      ---------
                                       (Dollars In Thousands)

          Opening balance .    $ 179,424      $ 150,576      $ 143,149
          Deposits ........      459,330        435,018        299,461
          Withdrawals .....     (455,862)      (412,764)      (297,660)
          Interest credited        6,564          6,594          5,626
                               ---------      ---------      ---------

          Ending balance ..    $ 189,456      $ 179,424      $ 150,576
                               =========      =========      =========

          Net increase ....    $  10,032      $  28,848      $   7,427
                               =========      =========      =========

          Percent increase          5.59%         19.16%          5.19%
                               =========      =========      =========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                    December 31,
                                       ----------------------------------------------------------------------
                                               2001                     2000                     1999
                                       ---------------------    ---------------------    --------------------
                                                    Percent                  Percent                 Percent
                                        Amount      of Total     Amount      of Total      Amount    of Total
                                       --------     --------    --------     --------    --------    --------
                                                              (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------
Passbook Accounts 1.75% ..........     $ 65,148      34.39%     $ 59,833      33.35%     $ 51,788      34.39%
NOW Accounts .50% ................       26,987      14.24        25,782      14.37        18,388      12.21
Money Market Accounts 1.65% ......       10,203       5.39         8,555       4.76         7,203       4.79
                                       --------     ------      --------     ------      --------     ------

Total Non-Certificates ...........      102,338      54.02        94,170      52.48        77,379      51.39

Certificates:
------------
0.00 - 3.99% .....................       42,178      22.26            --         --            --         --
4.00 - 5.99% .....................       38,407      20.27        55,422      30.89        70,296      46.68
6.00 - 7.99% .....................        6,533       3.45        29,832      16.63         2,901       1.93
                                       --------     ------      --------     ------      --------     ------

Total Certificates ...............       87,118      45.98        85,254      47.52        73,197      48.61
                                       --------     ------      --------     ------      --------     ------

Total Deposits ...................     $189,456     100.00%     $179,424     100.00%     $150,576     100.00%
                                       ========     ======      ========     ======      ========     ======

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2001.

                                                             Maturity
                                  ------------------------------------------------------------
                                                  Over         Over
                                  3 Months       3 to 6      6 to 12       Over
                                   or Less       Months       Months     12 months      Total
                                  --------      -------      -------     ---------     -------
                                                         (In Thousands)
Certificates of deposit less
 than $100,000 ..............      $23,495      $17,927      $23,035      $13,364      $77,821

Certificates of deposit of
 $100,000 or more ...........        2,211        2,818        2,657        1,611        9,297
                                   -------      -------      -------      -------      -------

Total certificates of deposit      $25,706      $20,745      $25,692      $14,975      $87,118
                                   =======      =======      =======      =======      =======


     Borrowings. Hemlock Federal's other available sources of funds include advances from the FHLB of Chicago, notes payable and other borrowings. As a member of the FHLB of Chicago, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and notes payable for the periods indicated. The Bank had no other outstanding borrowings during the periods shown.

                                                      Year Ended
                                                     December 31,
                                                     ------------
                                              2001       2000       1999
                                             -------    -------    -------
                                                (Dollars In Thousands)
          Maximum Balance:
          ---------------
             FHLB Advances .............     $69,450    $69,450    $49,500
             Notes Payable .............     $ 6,200    $ 5,250    $    --

          Average Balance:
          ---------------
             FHLB Advances .............     $64,305    $57,449    $34,269
             Notes Payable .............     $ 5,730    $ 3,400    $    --

     The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                                                     December 31,
                                                      -----------------------------------------
                                                          2001           2000           1999
                                                      -----------     ----------     ----------
                                                               (Dollars in Thousands)

          FHLB advances ...........................    $   68,985     $   69,450     $   49,500

          Weighted average interest rate during the
           period of FHLB advances ................          5.76%          6.16%          4.93%

          Weighted average interest rate at end of
           period of FHLB advances ................          5.59%          6.02%          5.22%


Subsidiary and Other Activities

     As a federally chartered savings bank, Hemlock Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly. At December 31, 2001, Hemlock Federal did not have any subsidiaries.

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

     Hemlock Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2001, Hemlock Federal's lending limit under this restriction was $3.1 million. Hemlock Federal is in compliance with the loans-to-one-borrower limitation.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual Hemlock Federal stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2001, Hemlock Federal had intangible assets totaling $1.5 million, consisting of goodwill and core deposit intangibles, recorded as assets on its financial statements.

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

     At December 31, 2001, Hemlock Federal had tangible capital of $20.5 million, or 7.2% of adjusted total assets, which is approximately $16.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 2001, Hemlock Federal had no intangibles which were subject to these tests.

     At December 31, 2001, Hemlock Federal had core capital equal to $20.5 million, or 7.2% of adjusted total assets, which is $11.5 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2001, Hemlock Federal had $969,000 of general loss reserves and no capital instruments that qualify as supplementary capital, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Hemlock Federal had $1.5 million in exclusions from capital and assets at December 31, 2001.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     On December 31, 2001, Hemlock Federal had total capital of $22.0 million (including $20.5 million in core capital and $1.5 million in qualifying supplementary capital) and risk-weighted assets of $133.1 million; or total capital of 16.6% of risk-weighted assets. This amount was $11.4 million above the 8% requirement in effect on that date.

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

Accounting

     An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with accounting principles generally accepted in the United States of America. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether investment, sale or trading) with appropriate documentation. Hemlock Federal is in compliance with these amended rules.

     OTS accounting regulations, which may be made more stringent than GAAP require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

     All savings associations, including Hemlock Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either such test such assets primarily consist of residential housing related loans and investments. At December 31, 2001, Hemlock Federal met the test and has always met the test since its effectiveness.

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

     To the extent earnings appropriated to a savings association's bad debt reserves exceed the allowable amount of such reserves computed under the experience method ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2001, Hemlock Federal's Excess for tax purposes totaled approximately $3.8 million.

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

     Jean M. Thornton. Ms. Thornton, age 41, is currently serving as Vice-President, Controller/Treasurer. She has worked at the Bank since 1991 as Chief Accountant, and as Treasurer since 1995.

Employees

     At December 31, 2001, the Bank had a total of 86 employees including 20 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Item 2. Properties

     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2001. At December 31, 2001, the Bank's premises had an aggregate net book value of approximately $2.94 million.


                                                            Year           Owned or          Net Book Value at
         Location                                         Acquired          Leased           December 31, 2001
---------------------------                               --------          ------           -----------------
                                                                                               (In Thousands)
Main Office:

5700 West 159th Street                                      1974             Owned                   $ 597
Oak Forest, Illinois 60452

Full Service Branches:

8855 South Ridgeland Ave.                                   1975           Leased(1)                   163
Oak Lawn, Illinois 60453

4636 South Damen Avenue                                     1990             Leased                     39
Chicago, Illinois 60609

15730 West 127th Street                                     1998          Owned(2)(3)                2,123
Lemont, Illinois 60439

324 Commons Drive                                           2000           Leased(4)                     8
Bolingbrook, Illinois 60440

3030 West Cermak Avenue                                     2000             Owned                      10
Chicago, Illinois 60623


(1) The land on which the Oak Lawn branch is built is leased. Under the terms of the lease, upon the expiration of the lease in 2027, title to the building housing the branch will pass to the landlord.

(2) The lease on the branch located at 4646 South Damen in Chicago, Illinois expires in 2002. The lease contains an option to extend the lease for an additional three years at the Company's discretion. It is management's intention at this time to exercise the option.

(3) Construction of the building housing the Lemont branch was completed in 1998.

(4) The lease on the Bolingbrook branch expires on December 31, 2002. Management has discussed the possibility of a new lease with the landlord, and is also exploring other potential nearby locations for the branch.


     The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company.

     The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 2001 was approximately $66,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information under the caption "Market Information" in the Company's Annual Report to Stockholders for the year ended December 31, 2001, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 6. Selected Financial Data

     The information under the heading "Selected Financial and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2001, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2001, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" in the Company's Annual Report to Stockholders for the year ended December 31, 2001, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 2001, portions of which are included as Exhibit 13 to this Form 10-K, are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     No disclosure under this item is required.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

     Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May, 2002, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation"and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

     Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

     No Disclosure under this item is required.

Item 11. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May, 2002, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held May 1, 2002, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May, 2002, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements

     The following are contained in the portions of the Company's Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K and are incorporated by reference into Item 8 of this Form 10-K:

------------------------------------------------------------------    ------------------
                                                                             Page in
                   Annual Report Section                                  Annual Report
Independent Auditor's Report                                                   18

Consolidated Statements of Financial Condition at
   December 31, 2001 and 2000                                                  19

Consolidated Statement of Income for the Years Ended
   December 31, 2001, 2000 and 1999                                            20

Consolidated Statement of Stockholders' Equity for the Years
   Ended December 31, 2001, 2000 and 1999                                     21-22

Consolidated Statement of Cash Flows for the Years Ended
   December 31, 2001, 2000 and 1999                                            23

Notes to Consolidated Financial Statements                                    24-48

     (a)(2) Financial Statement Schedules:

     All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

     (a)(3) Exhibits

                                                                                                      Reference to
Regulation                                                                                            Prior Filing
S-K Exhibit                                                                                         or Exhibit Number
Number                                          Document                                             Attached Hereto
--------       ---------------------------------------------------------------------------          -----------------
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

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HEMLOCK FEDERAL
                                      FINANCIAL CORPORATION


Date: April 1, 2002                   By:  /s/ Maureen G. Partynski
                                         --------------------------
                                         Maureen G. Partynski, Chairman of
                                         the Board and Chief Executive Officer
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



  /s/ Michael R. Stevens                            /s/ Kenneth J. Bazarnik
-------------------------------------------       ------------------------------
Michael R. Stevens, President and Director        Kenneth J. Bazarnik, Director

Date: April 1, 2002                               Date: April 1, 2002


  /s/ Rosanne Belczak                               /s/ Donald L. Manprisio
-------------------------------------------       ------------------------------
Rosanne Belczak, Vice-President/                  Donald L. Manprisio, Director
Secretary and Director

Date: April 1, 2002                               Date: April 1, 2002


  /s/ Frank A. Bucz                                 /s/ G. Gerald Schiera
-------------------------------------------       ------------------------------
Frank A. Bucz, Auditor/Consultant and             G. Gerald Schiera, Director
Director

Date: April 1, 2002                               Date: April 1, 2002


  /s/ Jean M. Thornton
-------------------------------------------
Jean M. Thornton, Chief Financial Officer
 Principal Financial and Accounting
 Officer

Date:  April 1, 2002

                                  Exhibit Index

    Exhibit
      No.                          Document
-------------     ------------------------------------------------

      13          Annual Report

      21          Subsidiaries of Registrant