Form 10-Q
period 2002-03-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 2002-05-13
CIK 1029654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the period ended:	March 31, 2002

	Commission file number	000-22103

HEMLOCK FEDERAL FINANCIAL CORP. (Exact Name of Registrant as Specified In Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4126192 (IRS Employer Identification No.)

5700 West 159th Street (Address of Principal Executive Offices)	60452 (Zip Code)

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

YES	X	NO

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 17, 2002
Common Stock, par value $.01	973,186 shares

1.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP.
AND SUBSIDIARY

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Condition as of March 31, 2002
	and December 31, 2001	3

	Condensed Consolidated Statements of Income and Comprehensive Income for
	the three months ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the three
	months ended March 31, 2002 and 2001	5

	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the three months ended March 31, 2002 and 2001	6

	Notes to the Condensed Consolidated Financial Statements as of
	March 31, 2002	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Part II	Other Information	17

2.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$31,134	$28,157
Securities available-for-sale	37,935	36,908
Securities held-to-maturity	72,523	56,267
Loans held for sale	8,344	8,595
Loans receivable, net	144,236	147,878
Federal Home Loan Bank stock, at cost	3,799	3,745
Premises and equipment, net	3,652	3,704
Intangible assets	1,473	1,496
Accrued interest receivable and other assets	1,970	1,936

Total assets	$305,066	$288,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$193,865	$189,456
Federal Home Loan Bank advances	74,210	68,985
Advances from borrowers for taxes and insurance	1,147	1,551
Due to broker	7,041	-
Note payable	6,500	5,800
Accrued interest payable and other liabilities	2,094	2,020
Total liabilities	284,857	267,812

Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares
authorized; 2,076,325 shares issued	21	21
Surplus	20,603	20,544
Treasury stock at cost (2002 - 1,103,139 shares; 2001 -	(17,636)	(16,634)
1,036,639 shares)
Unearned ESOP, (2002 - 78,900 shares; 2001 - 95,511 shares)	(789)	(831)
Unearned stock awards	(285)	(343)
Retained earnings	17,296	16,919
Accumulated other comprehensive income	999	1,198

Total stockholders' equity	20,209	20,874

Total liabilities and stockholders' equity	$305,066	$288,686

See accompanying notes to condensed consolidated financial statements

3.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
Three months ended March 31, 2002 and 2001
(In thousands, except share data)
(Unaudited)

	Three Months Ended
	2002	2001
Interest income
Loans	$2,706	$2,937
Securities	1,039	1,441
Interest bearing deposits	363	301
Total interest income	4,108	4,679

Interest expense
Deposits	1,131	1,732
Federal Home Loan Bank advances	988	892
Note payable	66	110
Total interest expense	2,185	2,734

Net interest income	1,923	1,945
Provision for loan losses	-	-

Net interest income after provision
for loan losses	1,923	1,945

Non-interest income
Service fees	163	257
Other income	71	71
Gain on sale of real estate owned	9	-
Unrealized loss on loans held for sale	(76)	-
Gain on sale of securities	242	29
Total non-interest income	409	357

Non-interest expense
Salaries and employee benefits	823	781
Occupancy and equipment	253	268
Data processing	96	103
Other expenses	363	419
	1,535	1,571

Income before income taxes	797	731

Provision for income taxes	268	239

Net income	$529	$492
Basic earnings per share	$.58	$.54
Diluted earnings per share	$.55	$.54
Comprehensive income	$330	$674

See accompanying notes to condensed consolidated financial statements

4.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(In thousands)
(Unaudited)

	2002	2001
Cash flows from operating activities
Net income	$529	$492
Adjustments to reconcile net income to net cash from
operating activities
Depreciation	76	93
Amortization of intangibles	23	40
Net amortization of security premiums/discounts	220	(14)
Change in deferred loan fees	(21)	(26)
Gain on sale of assets	7	-
Loss on sale of securities	(242)	(29)
Loss on loans held for sale	76	-
Change in loans held for sale	175	(4,805)
Federal Home Loan Bank stock dividends	(54)	(70)
Change in accrued interest receivable and other assets	(34)	172
Change in accrued interest payable and other liabilities	202	88
Stock awards expense	58	69
ESOP compensation	101	79
Net cash from operating activities	1,116	(3,911)

Cash flows from investing activities
Purchase of securities available-for-sale	(3,645)	(5,473)
Proceeds from sales of securities available-for-sale	970	223
Principal payments of mortgage-backed securities and
collateralized mortgage obligations	8,558	3,158
Proceeds from maturities and calls of securities	1,124	1,000
Net change in loans	3,663	(37)
Purchases of securities held-to-maturity	(24,595)	-
Purchases of premises and equipment, net	(31)	(13)
Net cash from investing activities	(13,956)	(1,142)

Cash flows from financing activities
Net increase in deposits	4,409	1,510
Change in advance payments by borrowers for taxes and insurance	(404)	(317)
Purchase of treasury shares	(1,002)	-
Change in Federal Home Loan Bank advances	5,225	(8,600)
Change in due to broker	7,041	-
Change in note payable	700	-
Dividends paid	(152)	(136)
Net cash from financing activities	15,817	(7,543)

Net change in cash and cash equivalents	2,977	(12,596)

Cash and cash equivalents at beginning of period	28,157	18,504

Cash and cash equivalents at end of period	$31,134	$5,908

See accompanying notes to condensed consolidated financial statements

5.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THREE MONTHS ENDED MARCH 2002 AND 2001
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Retained Earnings	Accumulated Compre- hensive Income	Total Stock holders' Equity	Compre- hensive Income

Balance at December 31, 2000	$21	$20,353	$(16,083)	$(997)	$(590)	$15,507	$892	$19,103	$ -

Net income for three months
ended March 31, 2001	-	-	-	-	-	492	-	492	492

ESOP shares earned	-	37	-	42	-	-	-	79	-

Stock awards earned	-	-	-	-	69	-	-	69	-

Change in unrealized gain
on securities available-for-sale, net	-	-	-	-	-	-	182	182	182

Dividends declared ($.13 per share)	-	-	-	-	-	(136)	-	(136)	-

Balance at March 31, 2001	$21	$20,390	$(16,083)	$(955)	$(521)	$15,863	$1,074	$19,789	$674

Continued

6.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THREE MONTHS ENDED MARCH 2002 AND 2001
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Retained Earnings	Accumulated Compre- hensive Income	Total Stock holders' Equity	Compre- hensive Income

Balance at December 31, 2001	$21	$20,544	$(16,634)	$(831)	$(343)	$16,919	$1,198	$20,874	$ -

Net income for three months
ended March 31, 2002	-	-	-	-	-	529	-	529	529

ESOP shares earned	-	59	-	42	-	-	-	101	-

Stock awards earned	-	-	-	-	58	-	-	58	-

Change in unrealized gain
on securities available-for-sale, net	-	-	-	-	-	-	(199)	(199)	(199)

Treasury stock purchase, net	-	-	(1,002)	-	-	-	-	(1,002)	-

Dividends declared ($.15 per share)	-	-	-	-	-	(152)	-	(152)	-

Balance at March 31, 2002	$21	$20,603	$(17,636)	$(789)	$(285)	$17,296	$999	$20,209	$330

See accompanying notes to condensed consolidated financial statements

7.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(In thousands except share data)
(Unaudited)

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. The accompanying unaudited interim consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Corporation in the preparation of its consolidated financial statements, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Annualized results of operations during the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year of 2002.

NOTE 2

A reconciliation of the numerators and denominators for earnings per common share computations is presented below:

	Three Months Ended March 31,
	2002	2001
Earnings per share
Net income available to common stockholders	$529	$492

Weighted average basic shares outstanding	906	906
Basic earnings per share	$.58	$.54

Weighted average basic shares outstanding	906	947
Dilutive effect of stock options	52	-
Dilutive effect of stock awards	3	-
Weighted average diluted shares outstanding	961	947

Diluted earnings per share	$.55	$.54

(Continued)

8.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(In thousands except share data)
(Unaudited)

The Corporation's outstanding stock options and stock awards were not considered in the computations of earnings per common share for the three months ended March 31, 2001 because the effects of assumed exercise would have been antidilutive.

NOTE 3 - NEW ACCOUNTING STANDARDS

In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for most companies, was be January 1, 2002. The impact of this standard on the periods ended March 31, 2002 and 2001 was as follows:

	2002	2001

Reported net income	529	492
Add back: goodwill amortization	-	10
Adjusted net income	529	502

Basic earnings per share:	.58	.54
Goodwill amortization	-	.01
Adjusted net income	.58	.55

Diluted earnings per share:
Reported net income	.55	.54
Goodwill amortization	-	.01
Adjusted net income	.55	.55

(Continued)

9.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corporation and Subsidiary at March 31, 2002 and the consolidated results of operations for the three months ended March 31, 2002, compared to the same period in 2001. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Results of Operations

Consolidated net income of the Corporation for the first quarter of 2002 totaled $529,000, or $.58 per share basic and $.55 per share diluted, as compared to net income of $492,000, or $.54 per share basic and diluted, earned for the first quarter of 2001. The primary reason for the increase in net income is an increase in non-interest income due to an increase in the gain on the sale of securities, as well as a decrease in operating expenses, partially offset by a decrease in net interest income.

Net Interest Income

Net interest income before provision for loan losses was $1.92 million for the three-month period ended March 31, 2002, as compared to $1.95 million for the same period in 2001. For the three-month period ended March 31, 2002, interest income decreased to $4.11 million, from $4.68 million for the same period ended March 31, 2001. This decrease is due primarily to a decrease in the yield on interest-earning assets as a result of a lower interest rate environment. The increase in cash and cash equivalents also contributed to the reduction in interest income.

The declining interest rate environment had the most significant effect on the yield on the securities. The Company experienced large volumes of calls and prepayments throughout 2001. This resulted in the purchase of securities at significantly lower interest rates thus reducing the yield and interest income. Interest income on securities decreased $402,000, from $1.4 million as of March 31, 2001, to $1.0 million for the quarter ended March 31, 2002.

The lower interest rate environment also resulted in a decrease in interest expense, which was $2.19 million for the three months ended March 31, 2002, as compared to $2.73 million for the same period in 2001. Net interest margin has decreased from 3.00% for the quarter ended March 31, 2001 to 2.64% for the quarter ended March 31, 2002. The decrease in net interest margin is due primarily to the increase in cash and cash equivalents, which results in a lower asset yield than is obtainable through longer-term investments. The Corporation expects that the interest rate spread will increase modestly over the next several quarters, as certificates of deposit rollover at lower rates, and cash is redeployed into higher yielding investments and loans. This may also result in an increase in the net interest margin. However, the impact on

(Continued)

10.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2002

the net interest margin may be partially or completely offset by any share repurchases conducted by the Corporation.

Provision for Loan Losses

On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses reflects probable incurred losses on existing loans at March 31, 2002, there can be no assurance that such losses will not exceed estimated amounts.

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income increased to $409,000 for the three-month period ended March 31, 2002, as compared to $357,000 for the same period ended March 31, 2001. The $52,000 increase is due primarily to an increase in the gain on the sale of securities in the quarter ended March 31, 2002, as well as a gain on the sale of real estate owned in the amount of $9,000 during the same quarter. These gains were partially offset by a provision to a valuation allowance on loans held for sale in the amount of $76,000. In addition, an adjustment was made to reflect an impairment of the loan servicing portfolio in the amount of $30,000. This impairment is due to the accelerated prepayment of loans serviced for others that took place during the first quarter of 2002, and is included in service fees in the condensed consolidated statements of income and comprehensive income.

Non-interest expense decreased to $1.54 million for the three month period ended March 31, 2002, as compared to $1.57 million for the same period one year ago. This decrease of $30,000 is due primarily to decreases in building and equipment expense, as well as the elimination of the amortization associated with the write-down of goodwill, in accordance with the adoption of statement of Financial Accounting Standards No. 142.

Provision for Income Taxes

The Corporation's federal and state income tax expense increased to $268,000 for the three month period ended March 31, 2002, from $239,000 for the same period ended March 31, 2001. The increase in income tax was the result of an increase in net income.

Financial Condition

Consolidated total assets increased $16.38 million to $305.07 million as of March 31, 2002, from $288.69 million as of December 31, 2001. Cash on hand increased to $31.13 million as of

(Continued)

11.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2002

March 31, 2002, as compared to $28.16 million as of December 31, 2001, an increase of $2.97 million, due primarily to the pay down of overnight FHLB advances. Total securities increased by $17.28 million, from $93.18 million as of December 31, 2001, to $110.46 million as of March 31, 2002. The increases in securities was funded by increases in deposits and FHLB advances, as well as, paydowns from the loan portfolio. Loans receivable, including loans held for sale, decreased to $152.58 million as of March 31, 2002 from $156.47 million as of December 31, 2001, a decrease of $3.89 million. This decrease was due primarily to the acceleration in the pay off of loans obtained through the acquisition of Midwest Savings Bank, which took place in June of 2000.

Total liabilities increased to $284.86 million as of March 31, 2002, from $267.81 million as of December 31, 2001. The $17.05 million increase in liabilities is due primarily to an increase of $5.22 million in FHLB advances, which increased from $68.99 million as of December 31, 2001, to $74.21 million as of March 31, 2002. Total liabilities were also impacted by a $4.41 million increase in deposits, which grew to $193.87 million as of March 31, 2002 from $189.46 million as of December 31, 2001. In addition, a $7.04 million liability was recorded for the quarter ended March 31, 2002, for securities purchased during the first quarter of 2002, but settling in the second quarter of 2002.

Stockholders' equity decreased to $20.21 million as of March 31, 2002 from $20.87 million as of December 31, 2001. The $660,000 decrease is primarily attributable to the repurchase of 40,000 shares of common stock at a cost of $1.00 million, during the quarter ended March 31, 2002 and the declaration of $152,000 in dividends. These items were partially offset by net income earned.

Capital Resources and Commitments

The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2002 and December 31, 2001.

	Regulatory Requirement To Be Adequately Capitalized	Actual March 31, 2002	Actual December 31, 2001

Core capital	4.0%	7.05%	7.24%
Risk-based capital	8.0%	16.91%	16.57%

During April of 2002, the Corporation purchased property in Bolingbrook, Illinois. The Corporation intends to build a new facility on this property, and to move the existing branch located in Bolingbrook to the new location. The existing facility is located on leased property, with the lease set to expire on December 31, 2002. Management intends to move the existing branch to the new location before the lease expires.

(Continued)

12.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2002

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

The Bank's regulatory liquidity ratio at March 31, 2002 was 15.59%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $1.44 million at March 31, 2002.

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

(Continued)

13.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2002

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

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at December 31, 2001 (latest information available), an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments). As of December 31, 2001, due to the current level of interest rates, the Office of Thrift Supervision no longer provides NPV estimates for decreases in interest rates greater than 100 basis points.

Change in Interest Rates (Basis Points)	Estimate NPV Amount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent

+300	$19,671	7.01%	$(13,245)	(40)
+200	24,375	8.49	(8,541)	(26)
+100	28,916	9.84	(4,000)	(12)
-	32,916	10.96	-	-
-100	34,579	11.34	1,663	5
-200	-	-	-	-
-300	-	-	-	-

(Continued)

14.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2002

For the purposes of comparison, the following table sets forth, as of September 30, 2001, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

Change in Interest Rates (Basis Points)	Estimate NPV Amount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent

+300	$18,897	6.80%	$(12,785)	(40)
+200	23,729	8.34	(7,952)	(25)
+100	31,682	9.74	(3,289)	(12)
-	31,682	10.66	-	-
-100	32,884	10.91	1,202	4
-200	32,944	10.80	1,262	4
-300	-	-	-	-

Certain assumptions utilized in assessing the interest rate risk of thrift institutions were employed in preparing the preceding tables. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

The Bank had experienced a significant increase in interest rate risk, primarily as a result of the Midwest acquisition, as well as from the decrease in capital incurred through the repurchase of stock. Substantial portions of Midwest's assets were long term fixed rate loans, funded in part by a Federal Home Loan Bank open line of credit. The Bank has implemented different strategic options which have resulted in a reduction in interest rate risk. These options include the restructuring of FHLB advances and the sale of long term fixed rate loans. Management will continue to monitor interest rate risk, particularly with current rate levels at historic lows, and may employ additional strategies as a means of managing interest rate risk.

While the March 31, 2002 interest rate risk analysis was not yet available, management believes that the Bank's interest rate risk has not changed significantly from the levels indicated as of December 31, 2001.

(Continued)

15.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2002

Annual Meeting

The Corporation's Annual Meeting for the fiscal year ending December 31, 2001 was held on May 1, 2002 at 10:30 a.m. at the Oak Forest office of the Corporation.

16.

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

HEMLOCK FEDERAL FINANCIAL CORP. (Registrant)

/s/ Maureen G. Partynski Maureen G. Partynski, Chief Executive Officer May 10, 2002

/s/ Michael R. Stevens Michael R. Stevens, President May 10, 2002

/s/ Jean M. Thornton Jean M. Thornton, Chief Financial Officer May 10, 2002

18.

End.