Form 10-Q
period 2002-06-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 2002-08-14
CIK 1029654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM  10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:	June 30, 2002
Commission file number	000-22103

HEMLOCK FEDERAL FINANCIAL CORP.

(Exact Name of Registrant as Specified In Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4126192 (IRS Employer Identification No.)
5700 West 159th Street (Address of Principal Executive Offices)	60452 (Zip Code)

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

YES	X	NO	___

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, par value $.01	Outstanding at July 31, 2002 973,186 shares

Next Page

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Condition as of
	June 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Income for three and six
	months ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the six
	months ended June 30, 2002 and 2001	5

	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the six months ended June 30, 2002 and 2001	6

	Notes to the Condensed Consolidated Financial Statements as of
	June 30, 2002	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Part II.	Other Information	19

2.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
In thousands, except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$17,827	$28,157
Securities available-for-sale	36,748	36,908
Securities held-to-maturity	86,227	56,267
Loans receivable, net	146,642	147,878
Loans held for sale	700	8,595
Federal Home Loan Bank stock, at cost	3,853	3,745
Premises and equipment, net	4,247	3,704
Intangible assets	1,450	1,496
Accrued interest receivable and other assets	2,032	1,936

Total assets	$299,726	$288,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$195,452	$189,456
Federal Home Loan Bank advances	74,210	68,985
Advances from borrowers for taxes and insurance	1,440	1,551
Note payable	6,000	5,800
Accrued interest payable and other liabilities	1,980	2,020
Total liabilities	279,082	267,812

Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares
authorized; 2,076,325 shares issued	21	21
Surplus	20,674	20,544
Treasury stock at cost (2002 - 1,103,139 shares; 2001
- 1,063,139 shares)	(17,636)	(16,634)
Unearned ESOP, (2002 - 74,748 shares; 2001
- 83,053 shares)	(747)	(831)
Unearned stock awards	(226)	(343)
Retained earnings	17,669	16,919
Accumulated other comprehensive income	889	1,198

Total stockholders' equity	20,644	20,874

Total liabilities and stockholders' equity	$299,726	$288,686

See accompanying notes to condensed consolidated financial statements.

3.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2002 and 2001
(In thousands, except per share data)
(Unaudited)

	Six months ended		Three months ended
	2002	2001	2002	2001
Interest Income
Loans	$5,300	$5,925	$2,594	$2,988
Securities	2,216	2,772	1,177	1,331
Interest bearing deposits	690	578	327	277
Total interest income	8,206	9,275	4,098	4,596

Interest expense
Deposits	2,154	3,446	1,023	1,714
Federal Home Loan Bank advances	2,031	1,758	1,043	866
Note payable	133	203	67	93
Total interest expense	4,318	5,407	2,133	2,673

Net interest income	3,888	3,868	1,965	1,923

Provision for loan losses	-	-	-	-

Net interest income after provision
for loan losses	3,888	3,868	1,965	1,923

Non-interest income
Service fees	354	535	191	278
Other income	162	148	91	77
Gain on sale of real estate owned	9	-	-	-
Unrealized gain on loans held for sale	-	-	76	-
Gain on sale of securities	342	97	100	68
Total non-interest income	867	780	458	423

Non-interest expense
Salaries and employee benefits	1,708	1,599	885	818
Occupancy and equipment	494	511	241	243
Data Processing	201	219	105	116
Other expenses	757	852	394	433
Total non-interest expense	3,160	3,181	1,625	1,610

Income before income taxes	1,595	1,467	798	736
Provision for income taxes	546	490	278	251

Net income	$1,049	$977	$520	$485

Basic earnings per share	$1.18	$1.08	$.59	$.54
Diluted earnings per share	$1.14	$1.06	$.56	$.52
Comprehensive income	$740	$1,257	$410	$583

See accompanying notes to condensed consolidated financial statements.

4.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(In thousands)
(Unaudited)

	2002	2001
Cash flows from operating activities
Net income	$1,049	$977
Adjustments to reconcile net income to net cash from
operating activities
Depreciation	149	184
Amortization of intangibles	46	79
Net amortization of security premiums/discounts	523	(118)
Change in deferred loan fees	7	(46)
Gain on sale of assets	7	-
Gain on sale of securities	(342)	(97)
Change in loans held for sale	175	-
Federal Home Loan Bank stock dividends	(108)	(132)
Change in accrued interest receivable and other assets	(96)	(398)
Change in accrued interest payable and other liabilities	158	164
Stock awards expense	117	139
ESOP compensation	214	162
Net cash from operating activities	1,899	914

Cash flows from investing activities
Purchase of securities available-for-sale	(3,850)	(9,180)
Proceeds from sales of securities available-for-sale	1,251	776
Principal payments of mortgage-backed securities and
collateralized mortgage obligations	15,107	10,080
Proceeds from maturities and calls of securities	1,198	2,718
Net change in loans	8,949	(13,013)
Purchases of securities held-to-maturity	(44,194)	(2,554)
Purchases of premises and equipment, net	(699)	(113)
Net cash from investing activities	(22,238)	(11,286)

Cash flows from financing activities
Net increase in deposits	5,996	3,802
Change in advance payments by borrowers for taxes
and insurance	(111)	108
Purchase of treasury shares	(1,002)	(335)
Change in Federal Home Loan Bank advances	5,225	(7,250)
Change in note payable	200	950
Dividends paid	(299)	(270)
Net cash from financing activities	10,009	(2,995)

Net change in cash and cash equivalents	(10,330)	(13,367)

Cash and cash equivalents at beginning of period	28,157	18,504

Cash and cash equivalents at end of period	$17,827	$5,137

See accompanying notes to condensed consolidated financial statements.

5.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Retained Earnings	Accumulated Compre- hensive Income	Total Stock- holders' Equity	Compre- hensive Income

Balance at December 31, 2000	$21	$20,353	$(16,083)	$(997)	$(590)	$15,507	$892	$19,103	$ -

Net income for six months
ended June 30, 2001	-	-	-	-	-	997	-	997	997

ESOP shares earned	-	79	-	83	-	-	-	162	-

Stock awards earned	-	-	-	-	139	-	-	139	-

Change in unrealized gain on
securities available-for-sale,
net	-	-	-	-	-	-	280	280	280

Treasury Stock purchase, net	-	-	(335)	-	-	-	-	(335)	-

Dividends declared ($.26 per
share)	-	-	-	-	-	(270)	-	(270)	-

Balance at June 30, 2001	$21	$20,432	$(16,418)	$(914)	$(451)	$16,214	$1,172	$20,056	$1,257

Continued

6.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Retained Earnings	Accumulated Compre- hensive Income	Total Stock- holders' Equity	Compre- hensive Income

Balance at December 31, 2001	$21	$20,544	$(16,634)	$(831)	$(343)	$16,919	$1,198	$20,874	$ -

Net income for six months
ended June 30, 2002	-	-	-	-	-	1,049	-	1,049	1,049

ESOP shares earned	-	130	-	84	-	-	-	214	-

Stock awards earned	-	-	-	-	117	-	-	117	-

Change in unrealized gain on
securities available-for-sale,
net	-	-	-	-	-	-	(309)	(309)	(309)

Treasury Stock purchase, net	-	-	(1,002)	-	-	-	-	(1,002)	-

Dividends declared ($.28 per
share)	-	-	-	-	-	(299)	-	(299)	-

Balance at June 30, 2002	$21	$20,674	$(17,636)	$(747)	$(226)	$17,669	$889	$20,644	$ 740

See accompanying notes to condensed consolidated financial statements.

7.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of June 30, 2002 and December 31, 2001, and the results of its consolidated operations, for the three and the six month period ended June 30, 2002 and 2001, and its consolidated cash flows and changes in stockholders' equity for the six month periods ended June 30, 2002 and 2001. The accompanying unaudited interim consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Corporation in the preparation of its consolidated financial statements, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Annualized results of operations during the six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year of 2002.

(Continued)

8.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 2

A reconciliation of the numerators and denominators for earnings per common share computations is presented below:

	Six months ended June 30,		Three months ended June 30,
	2002	2001	2002	2001
Earnings per share
Net income available to common stockholders	$1,049	$977	$520	$485

Weighted average basic shares outstanding	892	905	878	903

Basic earnings per share	$1.18	$1.08	$.59	$.54

Weighted average basic shares outstanding	892	905	878	903
Dilutive effect of stock options	27	15	54	24
Dilutive effect of stock awards	2	1	3	3
Weighted average diluted shares outstanding	921	921	935	930

Diluted earnings per share	$1.14	$1.06	$.56	$.52

NOTE 3 - NEW ACCOUNTING STANDARDS

In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which the Corporation adopted on January 1, 2002. The impact of this standard on the periods ended June 30, 2002 and 2001 was as follows:

(Continued)

9.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

	Six months ended June 30,		Three months ended June 30,
	2002	2001	2002	2001

Reported net income	1,049	977	520	485
Add back: goodwill amortization	-	33	-	17
Adjusted net income	1,049	1,010	520	502

Basic earnings per share:	1.18	1.08	.59	.54
Goodwill amortization	-	.04	-	.02
Adjusted net income	1.18	1.12	.59	.56

Diluted earnings per share:
Reported net income	1.14	1.06	.56	.52
Goodwill amortization	-	.04	-	.02
Adjusted net income	1.14	1.10	.56	.54

(Continued)

10.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corporation and Subsidiary at June 30, 2002 and the consolidated results of operations for the three and six months ended June 30, 2002, compared to the same periods in 2001. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Results of Operations

Consolidated net income of the Corporation for the second quarter of 2002 totaled $520,000, or $.59 per share basic and $.56 per share diluted, as compared to net income of $485,000, or $.54 per share basic and $.52 per share diluted, earned for the second quarter of 2001. Net income for the six month period ended June 30, 2002 was $1.05 million, or $1.18 per share basic and $1.14 per share diluted compared to $977,000 or $1.08 per share basic and $1.06 per share diluted for the same period one year ago.

Net Interest Income

Net interest income before provision for loan losses was $1.97 million and $3.89 million for the three and six month periods ended June 30, 2002, respectively, as compared to $1.92 million and $3.87 million for the same periods in 2001. For the three and six month periods ended June 30, 2002, interest income decreased to $4.10 million and $8.21 million, respectively, from $4.60 million and $9.28 million for the same periods ended June 30, 2001. This decrease is due primarily to a decrease in the yield on interest-earning assets as a result of a lower interest rate environment.

The declining interest rate environment has had the most significant effect on the yield of securities, due to both high levels of prepayments and the downward repricing of adjustable rate securities, which comprised 36% of the total investment portfolio as of June 30, 2002. Excess cash flow resulting from prepayments on the securities portfolio was reinvested into securities with significantly lower yields, thus reducing interest income. The impact of lower interest rates on interest income on the securities portfolio was mitigated by the reinvestment of additional cash and cash equivalents into short term securities. This resulted in a higher level of securities held to maturity and a lower level of cash and cash equivalents for the quarter ended June 30,

(Continued)

11.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2002

2002, as compared to the same period ended December 31, 2001. Overall, interest income on securities decreased from $1.33 million and $2.77 million for the three and six month periods ended June 30, 2001, respectively, to $1.18 million and $2.22 million for the three and six month periods ended June 30, 2002, respectively. The declining interest rate environment also impacted the yield on loans, as a significant portion of the Bank's loan portfolio was refinanced into loans with lower interest rates. In addition, the lower level of interest income on loans is due to a decrease in the balance of loans receivable for the period ended June 30, 2002, as compared to the same period one year ago, a result of the sale of loans which took place during the second half of 2001. Interest income on loans decreased from $2.99 million and $5.93 million for the three and six month periods ended June 30, 2001, respectively, to $2.59 million and $5.30 million for the three and six month periods ended June 30, 2002, respectively.

The lower interest rate environment also resulted in a decrease in interest expense, which was $2.13 million and $4.32 million for the three and six month periods ended June 30, 2002, respectively, as compared to $2.67 million and $5.41 million for the three and six month periods ended June 30, 2001, respectively. The net interest margin has decreased from 2.92% for the quarter ended June 30, 2001 to 2.61% for the quarter ended June 30, 2002 and from 3.11% for the six months ended June 30, 2001 to 2.63% in 2002. The decrease in net interest margin is due primarily to the reinvestment of cash flows into shorter term securities, along with emphasis on originations of seven year balloon and ten year fixed rate loans, which results in a lower asset yield than is obtainable through investment in long term fixed rate securities and loans. The interest rate spread has increased from 2.91% for the quarter ended June 30, 2001 to 3.19% for the quarter ended June 30, 2002. The Corporation believes that assuming a stable interest rate environment, both the interest rate spread and net interest margin may increase modestly over the next several quarters, as certificates of deposit rollover at lower rates. However, the impact on the net interest margin may be partially or completely offset by any share repurchases conducted by the Corporation.

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

(Continued)

12.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2002

The Corporation's allowance for loan losses was $969,000 as of June 30, 2002, equal to .66% of total loans. The bank had non-performing assets totaling $268,000 as of June 30, 2002. Although management believes the allowance for loan losses reflects probable incurred losses on existing loans at June 30, 2002, there can be no assurance that such losses will not exceed estimated amounts.

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income increased to $458,000 and $867,000 for the three and six month periods ended June 30, 2002, respectively, as compared to $423,000 and $780,000 for the same periods ended June 30, 2001. The $35,000 increase for the quarter ended June 30, 2002 is attributable to an increase in the gain on the sale of securities in the amount of $32,000, as well as a recovery in the value of loans held for sale in the amount of $76,000. This was partially offset by a decrease in fee income in the amount of $87,000, due primarily to an increase in the amortization of servicing assets as a result of prepayments made on these loans combined with a slight decrease in miscellaneous fee income for the quarter ended June 30, 2002. The decrease in loan originations also resulted in a reduction in related loan expenses for the period. Similar factors affected the six month period ended June 30, 2002, including a decrease of $181,000 in service fee income and an increase of $245000 in gains on the sale of securities.

Non-interest expense increased to $1.63 million and $3.16 million for the three and six month periods ended June 30, 2002, respectively, as compared to $1.61 million and $3.18 million for the same periods one year ago. The increase of $20,000 for the quarter ended June 30, 2002 is due primarily to an increase in compensation expense.

Provision for Income Taxes

The Corporation's federal and state income tax expense increased to $278,000 and $546,000 for the three and six month periods ended June 30, 2002, respectively, from $251,000 and $490,000, for the same periods ended June 30, 2001. The increase is solely due to the increase in income before income taxes.

Financial Condition

Consolidated total assets were $299.73 million as of June 30, 2002, as compared to $288.69 million as of December 31, 2001, an increase in total assets of $11.04 million. Total loans receivable decreased to $146.64 million as of June 30, 2002 from $147.88 million as of December 31, 2001, due primarily to a decrease in the balance of single-family loans. Loans held for sale decreased $7.90 million due solely to the transfer of loans held for sale to loans

(Continued)

13.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2002

receivable. The decrease in loans receivable is due both to a decrease in refinance activity, as well as, a temporary decrease in the Bank's staff of commission loan officers. Cash and cash equivalents decreased from $28.16 million as of December 31, 2001 to $17.83 million as of June 30, 2002. The cash was invested in securities held-to-maturity, which increased from $56.27 million as of December 31, 2001, to $86.23 million as of June 30, 2002.

Total liabilities increased to $279.08 million as of June 30, 2002, from $267.81 million as of December 31, 2001, an increase of $11.27 million. Total deposits increased to $195.45 million as of June 30, 2002 from $189.46 million as of December 31, 2001, an increase of $5.99 million. Management believes the increase in deposits is due primarily to the increase in the volatility of investment alternatives. In addition, Federal Home Loan Bank advances increased $5.22 million, from $68.99 million as of December 31, 2001, to $74.21 million as of June 30, 2002. This increase is due to an increase in advances with maturities of five to seven years as a result of management's strategy of limiting interest rate risk in the current interest rate environment. The advances were used to fund purchases of securities held to maturity.

Stockholders' equity decreased to $20.64 million as of June 30, 2002 from $20.87 million as of December 31, 2001. The $230,000 decrease is primarily attributable to the repurchase of 40,000 shares of common stock at a cost of $1.00 million, during the quarter ended March 31, 2002 and the declaration of $299,000 in dividends. These items were partially offset by net income earned.

Capital Resources and Commitments

The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 2002 and December 31, 2001.

	Regulatory Requirement To Be Adequately Capitalized	Actual
		June 30, 2002	December 31, 2001

Core capital	4.0%	7.08%	7.24%
Risk-based capital	8.0%	17.02%	16.57%

(Continued)

14.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2002

During the second quarter of 2002, the Corporation began construction of a new facility in Bolingbrook, Illinois, that will replace the current leased facility located in the same suburb. The capital outlay for the purchase of the land and completion of the free standing facility is estimated to be $1.5 million. Management anticipates an opening date for the new facility during the fourth quarter of 2002. The lease on the current facility expires on December 31, 2002.

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

The Bank's regulatory liquidity ratio at June 30, 2002 was 9.85%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $1.92 million at June 30, 2002. Certificate of Deposits, which are scheduled to mature in one year or less from June 30, 2002, total $64.81 million. Based on both historical experience and current market conditions, management believes that a significant portion of these deposits will remain with the bank. In addition, the Bank anticipates it will have sufficient funds available to meet all current loan commitments.

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

(Continued)

15.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2002

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

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at March 30, 2002, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments). As of December 31, 2001, due to the current level of interest rates, the Office of Thrift Supervision no longer provides NPV estimates for decreases in interest rates greater than 100 basis points.

(Continued)

16.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2002

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent

+300	$21,784	7.34%	$(12,944)	(37)
+200	26,573	8.75	(8,155)	(23)
+100	31,069	10.01	(3,658)	(11)
-	34,728	10.96	-	-
-100	35,952	11.19	1,224	4
-200	-	-	-	-
-300	-	-	-	-

For the purposes of comparison, the following table sets forth, as of December 31, 2001, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

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

(Continued)

17.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2002

change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

The Bank had experienced a significant increase in interest rate risk, primarily as a result of the Midwest acquisition, as well as from the decrease in capital incurred through the repurchase of stock. Substantial portions of Midwest's assets were long term fixed rate loans, funded in part by a Federal Home Loan Bank open line of credit. The Bank has implemented different strategic options which have resulted in a reduction in interest rate risk. These options include the, restructuring of FHLB advances, the sale of long term fixed rate loans, and the reinvestment of cash flows into short term and adjustable rate securities. Management will continue to monitor interest rate risk, particularly with current rate levels at historic lows, and may employ additional strategies as a means of managing interest rate risk.

While the June 30, 2002 interest rate risk analysis was not yet available, management believes that the Bank's interest rate risk has not changed significantly from the levels indicated as of March 31, 2002.

Annual Meeting

The Corporation's Annual Meeting for the fiscal year ending December 31, 2001 was held on May 1, 2002 at 10:30 a.m. at the Oak Forest office of the Corporation.

18.

Next Page

Part II	Other Information

Item 1.	Legal Proceedings
	None

Item 2.	Changes in Securities and Use of Proceeds
	None

Item 3.	Defaults upon Senior Securities
	None

Item 4.	Submission of Matters to a vote of Security Holders

		The following is a record of the votes cast at the Corporation's Annual Meeting of Stockholders in the election of directors of the Corporation:

			FOR	VOTE WITHHELD
		Donald L. Manprisio	791,716	9,455
		Maureen G. Partynski	791,765	9,406

		Accordingly, the individuals named above were declared to be duly elected directors of the Corporation for a term to expire in 2005.

		The following is a record of the votes cast in respect of the proposal to ratify the adoption of the 2002 Hemlock Federal Financial Corporation Stock Option and Incentive Plan:

			NUMBER OF VOTES	PERCENTAGE OF VOTES
		FOR	748,347	93.4%
		AGAINST	50,424	6.3%
		ABSTAIN	2,400	0.3%

		Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

		The following is a record of the votes cast in respect of the proposal to ratify the appointment of Crowe, Chizek and Company LLP as the Corporation's auditors for the fiscal year ending December 31, 2002.

			NUMBER OF VOTES	PERCENTAGE OF VOTES
		FOR	791,618	98.8%
		AGAINST	8,300	1.0%
		ABSTAIN	1,253	0.2%

		Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

Item 5.	Other Information
	None

Item 6.	Exhibits and Reports on Form 8-K

	a.	Reports on Form 8-K - none

19.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMLOCK FEDERAL FINANCIAL CORP.
(Registrant)

/s/ Maureen G. Partynski

Maureen G. Partynski
Chief Executive Officer
August 12, 2002

/s/ Michael R. Stevens

Michael R. Stevens
President
August 12, 2002

/s/ Jean M. Thornton

Jean M. Thornton
Chief Financial Officer
August 12, 2002

20.

Next Page

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Hemlock Federal Financial Corporation (the "Company") that the Quarterly Report of the Company on form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the company at the end of such period and the results of operations of the Company for such period.

Date:	August 12, 2002	/s/ Maureen G. Partynski Maureen G. Partynski Chief Executive Officer

Date:	August 12, 2002	/s/ Michael R. Stevens Michael R. Stevens President

Date:	August 12, 2002	/s/ Jean M. Thornton Jean M. Thornton Chief Financial Officer

21.

End.