Form 10-Q
period 2002-09-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 2002-11-14
CIK 1029654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2002

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

YES     X          NO

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, par value $.01	Outstanding at October 15, 2002 970,186shares

Next Page

HEMLOCK FEDERAL FINANCIAL CORP.
AND SUBSIDIARY
INDEX

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CONDITION
(In thousands, except share data)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$11,136	$28,157
Securities available-for-sale	40,554	36,908
Securities held-to-maturity	85,209	56,267
Loans receivable, net	149,404	147,878
Loans held for sale	301	8,595
Federal Home Loan Bank stock, at cost	3,896	3,745
Premises and equipment, net	4,460	3,704
Bank owned life insurance	5,000	-
Intangible assets	1,428	1,496
Accrued interest receivable and other assets	1,920	1,936

Total assets	$303,308	$288,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$195,416	$189,456
Federal Home Loan Bank advances	75,960	68,985
Advances from borrowers for taxes and insurance	1,714	1,551
Note payable	6,350	5,800
Accrued interest payable and other liabilities	2,924	2,020
Total liabilities	282,364	267,812

Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares
authorized; 2,076,325 shares issued	21	21
Surplus	20,747	20,544
Treasury stock at cost (2002 - 1,106,139 shares; 2001 -
1,063,139 shares)	(17,718)	(16,634)
Unearned ESOP, (2002 - 70,595 shares; 2001 - 83,053 shares)	(706)	(831)
Unearned stock awards	(168)	(343)
Retained earnings	18,040	16,919
Accumulated other comprehensive income	728	1,198
Total stockholders' equity	20,944	20,874
Total liabilities and stockholders' equity	$303,308	$288,686

See accompanying notes to condensed consolidated financial statements.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
(In thousands, except per share data)
(Unaudited)

	Nine months ended		Three months ended
	2002	2001	2002	2001
Interest income
Loans	$7,828	$8,914	$2,528	$2,989
Securities	3,415	3,939	1,199	1,167
Interest bearing deposits	1,026	955	339	377
Total interest income	12,269	13,808	4,066	4,533
Interest expense
Deposits	3,101	5,075	947	1,629
Federal Home Loan Bank advances	3,100	2,680	1,069	922
Note payable	197	296	64	93
Total interest expense	6,398	8,051	2,080	2,644
Net interest income	5,871	5,757	1,986	1,889
Provision for loan losses	-	-	-	-
Net interest income after provision
for loan losses	5,871	5,757	1,986	1,889
Non-interest income
Service fees	427	499	155	158
Other income	231	217	66	69
Gain on sale of real estate owned	9	-	-	-
Gain on sale of loans	-	22	-	22
Gain on sale of securities	518	193	176	96
Total non-interest income	1,185	931	397	345
Non-interest expense
Salaries and employee benefits	2,570	2,464	862	865
Occupancy and equipment	808	764	314	253
Data Processing	295	317	94	98
Other expenses	1,005	946	329	288
Total non-interest expense	4,678	4,491	1,599	1,504
Income before income taxes	2,378	2,197	784	730
Provision for income taxes	814	731	268	241
Net income	$1,564	$1,466	$516	$489
Basic earnings per share	$1.76	$1.62	$ .58	$ .54
Diluted earnings per share	$1.64	$1.58	$ .54	$ .52
Comprehensive income	$1,094	$1,735	$354	$583

See accompanying notes to condensed consolidated financial statements.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
(In thousands, except per share data)
(Unaudited)

	2002	2001
Cash flows from operating activities
Net income	$1,564	$1,466
Adjustments to reconcile net income to net cash from
operating activities
Depreciation	282	274
Amortization of intangibles	68	119
Net amortization of security premiums/discounts	873	(110)
Change in deferred loan fees	(5)	(36)
Loss(Gain) on sale of assets	7	(22)
Gain on sale of securities	(518)	(193)
Change in loans held for sale	574	-
Federal Home Loan Bank stock dividends	(151)	(191)
Change in accrued interest receivable and other assets	16	(121)
Change in accrued interest payable and other liabilities	1,207	242
Stock awards expense	175	209
ESOP compensation	328	258
Net cash from operating activities	4,420	1,895

Cash flows from investing activities
Purchase of securities available-for-sale	(13,106)	(13,444)
Proceeds from sales of securities available-for-sale	1,922	3,598
Principal payments of mortgage-backed securities and
collateralized mortgage obligations	22,528	19,738
Proceeds from maturities and calls of securities	4,611	9,718
Proceeds from the sale of loans	-	9,031
Net change in loans	6,199	(18,244)
Purchases of securities held-to-maturity	(49,671)	(13,910)
Purchases of premises and equipment, net	(1,045)	(168)
Purchase of bank owned life insurance	(5,000)	-
Net cash from investing activities	(33,562)	(3,681)

Cash flows from financing activities
Net increase in deposits	5,960	7,758
Change in advance payments by borrowers for taxes and insurance	163	415
Purchase of treasury shares	(1,084)	(551)
Change in Federal Home Loan Bank advances	6,975	(4,200)
Change in note payable	550	900
Dividends paid	(443)	(415)
Net cash from financing activities	12,121	3,907

Net change in cash and cash equivalents	(17,021)	2,121

Cash and cash equivalents at beginning of period	28,157	18,504

Cash and cash equivalents at end of period	$11,136	$20,625

See accompanying notes to condensed consolidated financial statements.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
(In thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Retained Earnings	Accumulated Compre- hensive Income	Total Stock- holders' Equity	Compre- hensive Income

Balance at December 31, 2000	$21	$20,353	$(16,083)	$(997)	$(590)	$15,507	$892	$19,103	$ -

Net income for nine months
ended September 30, 2001	-	-	-	-	-	1,466	-	1,466	1,466

ESOP shares earned	-	133	-	125	-	-	-	258	-

Stock awards earned	-	-	-	-	209	-	-	209	-

Change in unrealized gain
on securities available-for-sale, net	-	-	-	-	-	-	269	269	269

Treasury Stock purchase, net	-	-	(551)	-	-	-	-	(551)

Dividends declared ($.40 per share)	-	-	-	-	-	(415)	-	(415)	-

Balance at September 30, 2001	$21	$20,486	$(16,634)	$(872)	$(381)	$16,558	$1,161	$20,339	$1,735

Continued

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
(In thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Retained Earnings	Accumulated Compre- hensive Income	Total Stock- holders' Equity	Compre- hensive Income

Balance at December 31, 2001	$21	$20,544	$(16,634)	$(831)	$(343)	$16,919	$1,198	$20,874	$-

Net income for nine months
ended September 30, 2002	-	-	-	-	-	1,564	-	1,564	1,564

ESOP shares earned	-	203	-	125	-	-	-	328	-

Stock awards earned	-	-	-	-	175	-	-	175	-

Change in unrealized gain
on securities available-for-sale, net	-	-	-	-	-	-	(470)	(470)	(470)

Treasury stock purchase, net	-	-	(1,084)	-	-	-	-	(1,084)	-

Dividends declared ($.43 per share)	-	-	-	-	-	(443)	-	(443)	-

Balance at September 30, 2002	$21	$20,747	$(17,718)	$(706)	$(168)	$18,040	$728	$20,944	$1,094

See accompanying notes to condensed consolidated financial statements.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 1 - General

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of September 30, 2002 and December 31, 2001, and the results of its consolidated operations, for the three and the nine month periods ended September 30, 2002 and 2001, and its consolidated cash flows and changes in stockholders' equity for the nine month periods ended September 30, 2002 and 2001. The accompanying unaudited interim consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Corporation in the preparation of its consolidated financial statements, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Annualized results of operations during the nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year of 2002.

NOTE 2 - Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below:

	Nine months ended September 30		Three months ended September 30,
	2002	2001	2002	2001
Earnings per share
Net income available to common stockholders	$1,564	$1,466	$516	$489
Weighted average basic shares outstanding	889	904	884	902
Basic earnings per share	$1.76	$1.62	$ .58	$ .54
Weighted average basic shares outstanding	889	904	884	902

(Continued)

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Dilutive effect of stock options	60	23	68	38
Dilutive effect of stock awards	3	2	3	3
Weighted average diluted shares outstanding	952	929	955	943
Diluted earnings per share	$1.64	$1.58	$ .54	$ .52

NOTE 3 - NEW ACCOUNTING STANDARDS

In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which the Corporation adopted on January 1, 2002. The impact of this standard on the periods ended September 30, 2002 and 2001 was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2002	2001	2002	2001
Reported net income	1,564	1,466	516	489
Add back: goodwill amortization	-	50	-	17
Adjusted net income	1,564	1,516	516	506

Basic earnings per share:	1.76	1.62	.58	.54
Goodwill amortization	-	.06	-	.02
Adjusted net income	1.76	1.68	.58	.56

Diluted earnings per share:
Reported net income	1.64	1.58	.54	.52
Goodwill amortization	-	.05	-	.02
Adjusted net income	1.64	1.63	.54	.54

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more

(Continued)

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.

(Continued)

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corporation and Subsidiary at September 30, 2002 and the consolidated results of operations for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Results of Operations

Consolidated net income of the Corporation for the third quarter of 2002 totaled $516,000, or $.58 per share basic and $.54 per share diluted, as compared to net income of $489,000, or $.54 per share basic and $.52 per share diluted, earned for the third quarter of 2001. Net income for the nine month period ended September 30, 2002 was $1.56 million, or $1.76 per share basic and $1.64 per share diluted compared to $1.47 million, or $1.62 per share basic and $1.58 per share diluted for the same period one year ago.

Net Interest Income

Net interest income before provision for loan losses was $1.99 million and $5.87 million for the three and nine month periods ended September 30, 2002, respectively, as compared to $1.89 million and $5.76 million for the same periods in 2001. For the three and nine month periods ended September 30, 2002, interest income decreased to $4.07 million and $12.27 million, respectively, from $4.53 million and $13.81 million for the same periods ended September 30, 2001. This decrease is due primarily to a decrease in the yield on interest-earning assets as a result of a lower interest rate environment.

The declining interest rate environment has had the most significant effect on the yield on securities, due to both high levels of prepayments and the downward repricing of adjustable rate securities, which comprised 48% of the total investment portfolio as of September 30, 2002. Excess cash flow resulting from prepayments on the securities portfolio was reinvested primarily into adjustable rate securities with significantly lower yields, thus reducing interest income. The impact of lower interest rates on the securities portfolio was partially offset by the interest income earned on the reinvestment of additional cash and cash equivalents into short term securities. This resulted in a higher average balance of securities held to maturity and a lower level of cash and cash equivalents for the quarter ended September 30, 2002, as compared to the same period ended September 30, 2001. The declining interest rate environment also impacted the yield on loans, as a significant portion of the Bank's loan portfolio was refinanced into loans with lower interest rates. In addition, the lower level of interest income on loans is due to a decrease in the balance of loans

(Continued)

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2002

receivable for the period ended September 30, 2002, as compared to the same period one year ago, a result of the sale of loans which took place during the second half of 2001.

The lower interest rate environment was the primary factor in the decrease in interest expense, which was $2.08 million and $6.40 million for the three and nine month periods ended September 30, 2002, respectively, as compared to $2.64 million and $8.05 million for the three and nine month periods ended September 30, 2001, respectively. The decrease for the three month period is due to a decrease in the cost of both savings and borrowed funds. The net interest margin has decreased from 2.92% for the quarter ended September 30, 2001 to 2.62% for the quarter ended September 30, 2002 and from 2.85% for the nine months ended September 30, 2001 to 2.63% in 2002. The decrease in net interest margin is due primarily to the reinvestment of cash flows into shorter term and adjustable rate securities, along with emphasis on originations of seven year balloon and ten year fixed rate loans, which results in a lower asset yield than is obtainable through investment in long term fixed rate securities and loans.

Provision for Loan Losses

The Corporation's allowance for loan losses was $969,000 as of September 30, 2002, equal to .65% of total loans. The bank had non-performing loans totaling $262,000 as of September 30, 2002.

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

Based on management's evaluation of this data, no provision was made to the allowance for loan losses during the quarter, nor during the nine months ended September 30, 2002. Although management believes the allowance for loan losses reflects probable incurred losses on existing loans at September 30, 2002, there can be no assurance that such losses will not exceed estimated amounts.

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income increased to $397,000 and $1.19 million for the three and nine month periods ended September 30, 2002, respectively, as compared to $345,000 and $931,000 for the same periods ended September 30, 2001. The $52,000 increase for the quarter ended September 30, 2002 is attributable to an increase in the gain on the sale of securities in the amount of $80,000. This was partially offset by the absence of a gain on sale of loans for the third quarter of 2002, as compared

(Continued)

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2002

to a $22,000 gain on the sale of loans in the third quarter of 2001. The $254,000 increase in non-interest income for the nine month period ended September 30, 2002, is due to a $325,000 increase in the gain on sale of securities for the nine month period ended September 30, 2002, as compared to the same period one year ago. This was partially offset by the accelerated write-down of mortgage servicing rights resulting from a higher level of prepayments during the first nine months of 2002 as compared to the same period one year ago.

Non-interest expense increased to $1.60 million and $4.68 million for the three and nine month periods ended September 30, 2002, respectively, as compared to $1.50 million and $4.49 million for the same periods one year ago. The increase of $100,000 for the quarter ended September 30, 2002 is due primarily to an increase in marketing, occupancy and equipment expense associated with the new branch located in Bolingbrook, Illinois, which is scheduled to open during the fourth quarter of 2002. In addition, a one-time charge of $33,000 was incurred during the third quarter of 2002 due to the cost of converting to a new ATM service provider. The increase of $190,000 for the nine months ended September 30, 2002 is due primarily to the aforementioned items as well as an increase in compensation expense.

Provision for Income Taxes

The Corporation's federal and state income tax expense increased to $268,000 and $814,000 for the three and nine month periods ended September 30, 2002, respectively, from $241,000 and $731,000, for the same periods ended September 30, 2001. The increase is due to the increase in income before income taxes.

Financial Condition

Consolidated total assets were $303.31 million as of September 30, 2002, as compared to $288.69 million as of December 31, 2001, an increase in total assets of $14.62 million. Loans receivable increased to $149.40 million as of September 30, 2002 from $147.88 million as of December 31, 2001, while loans held for sale decreased $8.29 million. The increase in loans receivable and the decrease in loans held for sale are due primarily to the transfer of loans held for sale to loans receivable. Total loans held in portfolio decreased $6.77 million during the nine months ended September 30, 2002. The decrease in total loans held in portfolio is due to an increase in refinance activity, particularly with loans that were obtained through the acquisition of Midwest Savings, which took place in June of 2000. Cash and cash equivalents decreased from $28.16 million as of December 31, 2001 to $11.14 million as of September 30, 2002. The cash was invested in securities held-to-maturity, which increased from $56.27 million as of December 31, 2001, to $85.21 million as of September 30, 2002, as well as securities available for sale, which increased from $36.91 million as of December 31, 2001 to $40.55 million as of September 30, 2002. In addition, the Bank invested $5.00 million in bank-owned life insurance during the quarter.

(Continued)

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2002

The Bank's investment in bank-owned life insurance is intended as a means of partially offsetting the rising costs of benefit-related compensation expense. This form of insurance is a one time lump sum investment whose yield is tax-exempt. The insured individuals consist of the management of the Bank, and the sole beneficiary of the policies is the Bank itself. As the surrender value of the policies increase, that increased is reported by the bank as non-interest income and is not taxable. Management therefore believes that this investment will result in a higher level of non-interest income in future periods, as well as a somewhat lower effective tax rate on net income.

Total liabilities increased to $282.36 million as of September 30, 2002, as compared to $267.81 million as of December 31, 2001. Total deposits increased to $195.42 million as of September 30, 2002 from $189.46 million as of December 31, 2001, an increase of $5.96 million. In addition, total borrowings increased $7.52 million, from $74.79 million as of December 31, 2001, to $82.31 million as of September 30, 2002. This increase is due primarily to a $6.97 million increase in long-term Federal Home Loan Bank advances resulting from management's strategy of limiting interest rate risk in the current interest rate environment. The advances were used to fund purchases of securities held to maturity.

Shareholders' equity increased to $20.94 million as of September 30, 2002 from $20.87 million as of December 31, 2001. The increase of $70,000 is due to net income earned during the first nine months of 2002, partially offset by the $1.08 million cost associated with the repurchase of 43,000 shares of the Company's common stock as well as the declaration and payment of $443,000 in dividends paid during the first nine months of 2002 and the $470,000 decrease in unrealized gains on securities available for sale included in comprehensive income.

Capital Resources and Commitments

The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2002 and December 31, 2001.

	Regulatory Requirement To Be Adequately Capitalized	Actual
		September 30, 2002	December 31, 2001
Core capital	4.0%	7.21%	7.24%
Risk-based capital	8.0%	16.66%	16.57%

During the third quarter of 2002, the Corporation continued construction of a new facility in Bolingbrook, Illinois, that will replace the current leased facility located in the same suburb. The capital outlay for the purchase of the land and completion of the free standing facility was $1.06 million as of September 30, 2002.

(Continued)

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2002

The total cost is estimated to be $1.5 million at completion. Management anticipates an opening date for the new facility during the fourth quarter of 2002. The lease on the current facility expires on December 31, 2002.

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

The Bank's regulatory liquidity ratio at September 30, 2002 was 7.19%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $6.42 million at September 30, 2002. Certificate of Deposits, which are scheduled to mature in one year or less from September 30, 2002, total $62.00 million. Based on both historical experience and current market conditions, management believes that a significant portion of these deposits will remain with the bank. In addition, the Bank anticipates it will have sufficient funds available to meet all current loan commitments.

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

(Continued)

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2002

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

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at June 30, 2002, the latest date for which information is available, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments). Due to the current level of interest rates, the Office of Thrift Supervision no longer provides NPV estimates for decreases in interest rates greater than 100 basis points.

(Continued)

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2002

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent
+300	$20,942	7.17%	$(12,318)	(37)%
+200	25,854	8.64	(7,406)	(22)
+100	30,261	9.88	(2,998)	(9)
-	33,260	10.65	-	-
-100	32,980	10.45	(280)	(1)
-200	-	-	-	-
-300	-	-	-	-

For the purposes of comparison, the following table sets forth, as of December 31, 2001, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent
+300	$21,784	7.34%	$(12,944)	(37)%
+200	26,573	8.75	(8,155)	(23)
+100	31,069	10.01	(3,658)	(11)
-	34,728	10.96	-	-
-100	35,952	11.19	1,224	4
-200	-	-	-	-
-300	-	-	-	-

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

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
September 30, 2002

The Bank has implemented different strategic options in an effort to limit its interest rate risk. These options include obtaining long term fixed rate FHLB advances, the sale of long term fixed rate loans, and the reinvestment of cash flows into short term and adjustable rate securities. Management will continue to monitor interest rate risk, particularly with current rate levels at historic lows, and may employ additional strategies as a means of managing interest rate risk.

While the September 30, 2002 interest rate risk analysis was not yet available, management believes that the Bank's interest rate risk has not changed significantly from the levels indicated as of June 30, 2002.

Item 4. Disclosure Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Hemlock's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Hemlock in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Hemlock's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Annual Meeting

The Corporation's Annual Meeting for the fiscal year ending December 31, 2002 will be held on April 30, 2003 at 10:30 a.m. at the Oak Forest office of the Corporation.

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

HEMLOCK FEDERAL FINANCIAL CORP.
(Registrant)

Maureen G. Partynski
Chief Executive Officer
November 12, 2002

Michael R. Stevens
President
November 12, 2002

Jean M. Thornton
Chief Financial Officer
November 12, 2002

Next Page

CERTIFICATION

Each of the undersigned herby certifies in his capacity as an officer of Hemlock Federal Financial Corporation (the "Company") that the Quarterly Report of the Company on form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the company at the end of such period and the results of operations of the Company for such period.

Date: November 14, 2002	/s/ Maureen G. Partynski Maureen G. Partynski Chief Executive Officer
Date: November 14, 2002	/s/ Michael R. Stevens Michael R. Stevens President
Date: November 14, 2002	/s/ Jean M. Thornton Jean M. Thornton Chief Financial Officer

Next Page

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER FOR QUARTERLY REPORT ON
FORM 10-Q

I, Maureen Partynski, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Hemlock Federal Financial Corporation;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Maureen Partynski
Maureen Partynski
Chairman and Chief Executive Officer

Next Page

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER FOR QUARTERLY REPORT ON
FORM 10-Q

I, Michael R. Stevens, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Hemlock Federal Financial Corporation;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Michael R. Stevens
Michael R. Stevens
President

Next Page

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER FOR QUARTERLY REPORT ON
FORM 10-Q

I, Jean M. Thornton, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Hemlock Federal Financial Corporation;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jean M. Thornton
Jean M. Thornton
Chief Financial Officer

End.