Form 10-K
period 2002-12-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 2003-03-28
CIK 1029654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from	to
Commission file number 0-22103

HEMLOCK FEDERAL FINANCIAL CORPORATION (Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4126192 (I.R.S. Employer Identification No.)

5700 West 159th Street, Oak Forest , Illinois (Address of principal executive offices)	60542 (Zip Code)

Issuer's telephone number, including area code: (708) 687-9400

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.        Yes  X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (s defined in Rule 12b-2f of the Act).        Yes          No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock last sold on the Nasdaq SmallCap Market as of the last business day of the registrant's most recently completed second fiscal quarter was $15.0 million.

             As of March 19, 2003, there were issued and outstanding 969,186 shares of the Issuer's Common Stock.

Transitional Small Business Disclosure Format (check one): Yes          No  X

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 2002.
Part III of Form 10-K - Proxy Statement for 2003 Annual Meeting of Stockholders.

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

             Hemlock Federal is a federally chartered stock savings bank headquartered in Oak Forest, Illinois. Hemlock Federal was originally chartered in 1904 as an Illinois-chartered savings bank. In 1959, Hemlock Federal converted to a federal mutual charter. In 1997 Hemlock Federal converted from a mutual to a federally chartered stock savings bank. Hemlock Federal currently serves the financial needs of communities in its market area through its main office located in Oak Forest, Illinois and its five branch offices located in Oak Lawn, Bolingbrook, Lemont, and Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2002, Hemlock Federal had total assets of $316.2 million, deposits of $201.7 million and equity of $21.5 million (or 6.8% of total assets).

             Hemlock Federal has been, and intends to continue to be, an independent, community oriented, financial institution. Hemlock Federal's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgages and, to a lesser extent, multi-family, consumer and other loans primarily in its market area. At December 31, 2002, $112.0 million, or 76.0%, of the Bank's total loan portfolio consisted of one- to four-family residential mortgage loans. The Bank also invests in mortgage-backed and other securities and other permissible investments.

             The executive offices of the Bank are located at 5700 West 159th Street, Oak Forest, Illinois 60452-3198 and its telephone number is (708) 687-9400. Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

Forward-Looking Statements

             The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2002. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Next Page

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

Lending Activities

             General. The principal lending activity of the Bank is originating for its portfolio fixed and to a lesser extent, adjustable rate ("ARM") mortgage loans secured by one- to four-family residences located primarily in the Bank's market area. To a lesser extent, Hemlock Federal also originates multi-family real estate, consumer and other loans in its market area. At December 31, 2002, the Bank's net loans receivable, totaled $147.4 million.

             Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 2002, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $3.3 million. As of December 31, 2002, the largest dollar amount outstanding or committed to be lent to one borrower or group of related borrowers relates to one borrower totaling $2.4 million secured by four separate multi-family dwellings located in Oak Lawn and Chicago Ridge, Illinois. The second largest amount outstanding or committed to be lent to one borrower or group of related borrowers as of December 31, 2002 related to one borrower totaling $1.0 million secured by three separate multi-family dwellings located in Oak Lawn and Chicago Ridge, Illinois. The third largest amount outstanding or committed to be lent to one borrower or group of related borrowers related to one borrower totaling $853,000 secured by two separate multi-family dwellings as well as a single family residence, all located in Illinois. At December 31, 2002, these loans were performing in accordance with their terms. As of December 31, 2002, there were no other loans with carrying values in excess of $500,000.

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

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family(1)	$112,006	75.87%	$122,608	78.30%	$123,372	79.66%	$ 91,505	78.03%	$87,041	84.79%
Multi-family	27,730	18.78	27,330	17.46	24,430	15.77	21,031	17.94	12,070	11.76
Commercial	192.13		379.24		430.28		181.15		191.18
Total real estate loans	139,928	94.78	150,317	96.00	148,232	95.71	112,717	96.12	99,302	96.73

Consumer loans:
Deposit account	82.06		78.05		150.10		114.10		129.13
Automobile	136.09		227.15		358.23		265.23		381.37
Home equity	7,491	5.07	5,952	3.80	6,137	3.96	4,164	3.55	2,844	2.77
Total consumer loans	7,709	5.22	6,257	4.00	6,645	4.29	4,543	3.88	3,354	3.27
Total loans	147,637	100.00%	156,574	100.00%	154,877	100.00%	117,260	100.00%	102,656	100.00%

Less:
Loans in process	---		---		---		---		(313)
Deferred costs	768		868		913		533		409
Allowance for losses	(969)		(969)		(969)		(795)		(775)
Total loans receivable, net	$147,436		$156,473		$154,821		$116,998		$101,977

______________
(1)    Including loans held for sale.

Next Page

             The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family (1)	$105,556	71.50%	$111,640	71.30%	$107,612	69.48%	$82,993	70.78%	$76,331	74.36%
Multi-family	27,730	18.78	27,330	17.46	24,430	15.77	21,031	17.94	11,887	11.58
Commercial	192.13		379.24		430.28		181.15		191.18
Total real estate loans	133,478	90.41	139,349	89.00	132,472	85.53	104,205	88.87	88,409	86.12
Consumer	7,709	5.22	6,257	4.00	6,645	4.29	4,543	3.87	3,354	3.27
Total fixed-rate loans	141,187	95.63	145,606	93.00	139,117	89.82	108,748	92.74	91,763	89.39

Adjustable-Rate Loans:
Real estate:
One-to four-family	6,450	4.37	10,968	7.00	15,760	10.18	8,512	7.26	10,710	10.43
Multi-family	---	---	---	---	---	---	---	---	183.18
Total adjustable rate loans	6,450	4.37	10,968	7.00	15,760	10.18	8,512	7.26	10,893	10.61

Total loans	147,637	100.00%	156,574	100.00%	154,877	100.00%	117,260	100.00%	102,656	100.00%
Less:
Loans in process	---		---		---		---		(313)
Deferred fees and discounts	768		868		913		533		409
Allowance for losses	(969)		(969)		(969)		(795)		(775)
Total loans receivable, net	$147,436		$156,473		$154,821		$116,998		$ 101,977

__________________
(1)     Including loans held for sale.

Next Page

             The following schedule illustrates the contractual maturity of the Bank's loan portfolio at December 31, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to four-family(2)		Multi-family and Commercial Real Estate		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During Year(s) Ended December 31,	(Dollars in Thousands)
2003(1)	$ 558	7.40%	---	---	$5,077	4.01%	$5,635	4.35%
2004 and 2005	1,171	7.21	$ 1,100	7.41%	300	8.10	2,571	7.40
2006 to 2010	27,710	6.46	9,289	7.43	1,269	7.44	38,268	6.73
2011 to 2025	50,333	6.53	17,533	7.39	1,063	6.59	68,929	6.75
2026 and following	32,234	6.90	---	---	---	---	32,234	6.90
Total	$112,006		$27,922		$7,709		$147,637
_____________
(1)    Included demand loans, loans having no stated maturity and overdraft loans.
(2)     Includes loans held for sale.

             The total amount of loans due after December 31, 2003 which have predetermined interest rates is $135.6 million while the total amount of loans due after such dates which have floating or adjustable interest rates is $6.4 million.

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

             The Bank currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. The Bank also offers a fixed rate seven year balloon product with a 30 year amortization schedule which is due in seven years but which, under certain circumstances, may be converted into a fully amortizing fixed rate loan for an additional term of up to 23 years. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. As of December 31, 2002, the Bank had $23.7 million of fixed rate loans (most of which were seven year balloon loans) with contractual terms of less than 10 years, $47.9 million of fixed rate loans with contractual terms of 10-15 years and $34.0 million of fixed rate loans with contractual terms of more than 15 years.

Next Page

             The Bank also offers ARMs which carry interest rates which adjust annually at a margin (generally 2.875%) over the yield on the One Year Average Monthly U.S. Treasury Constant Maturity Index ("one year CMT"). Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for up to 200 basis point annual interest rate change cap and a lifetime cap generally of up to 600 basis points over the initial rate. Initial interest rates offered on the Bank's ARMs may be approximately 100 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate. As a result, the risk of default on these loans may increase as interest rates increase. The Bank also originates ARMs which carry interest rates which are fixed for an initial term of up to five years and subsequently adjust annually to a margin over the one-year CMT. The Bank's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and may be convertible into fixed-rate loans. At December 31, 2002 one- to four-family ARMs totaled $6.5 million, or 4.4% of the Bank's total loan portfolio.

             Hemlock Federal will generally lend up to 95% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans. The loan-to-value ratio on non-owner occupied, one- to four-family loans is generally 80% of the lesser of the sales price or appraised value of the security property. Non-owner occupied one- to four-family loans may pose a greater risk of default to the Bank than traditional owner occupied one- to four-family loans. In underwriting one- to four-family residential real estate loans, the Bank currently evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios.

             Residential loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Although the Bank originates mortgage loans primarily for its portfolio, the Bank's loans are generally underwritten to permit their sale in the secondary market.

             While the Bank seeks to originate most of its one- to four-family residential loans in amounts which are less than or equal to the applicable Federal Home Loan Mortgage Corporation maximum (currently $300,700), the Bank does, on an exceptional basis, make one- to four-family residential loans in amounts in excess of such maximum. The Bank's delinquency experience on such loans has been similar to its experience on its other residential loans.

             The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

             Multi-family and Commercial Real Estate Lending. In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank originates permanent multi-family real estate loans secured by properties in its primary market area. At December 31, 2002, the Bank had multi-family loans totaling $27.7 million, or 18.8% of the Bank's total loan portfolio, and $192,000 in commercial real estate loans, representing 0.1% of the total loan portfolio.

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

             At December 31, 2002, the Bank's largest multi-family loan outstanding totaled $560,000 secured by a six-unit multi-family dwelling located in Chicago Ridge, Illinois. At such date, this loan was performing in accordance with its terms.

             Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. While the Bank has experienced losses on several multi-family and commercial real estate loans in the past, as of December 31, 2002, there were no multi-family loans or commercial real estate loans delinquent 90 days or more.

             Consumer Lending. Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank originates a variety of different types of consumer loans, including home equity loans, automobile and deposit account loans for household and personal purposes. Due to the tax advantages to the borrower of home equity loans and the low interest rate environment, the Bank has focused its recent consumer lending activities on home equity lending. At December 31, 2002 consumer loans totaled $7.7 million or 5.2% of total loans outstanding.

             Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans are made at both fixed and adjustable interest rates, with terms of up to 10 years.

             The Bank's home equity loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 90% of the appraised value of the property or $100,000. These loans are written with fixed terms of up to 10 years and carry fixed interest rates. At December 31, 2002, the Bank's home equity loans totaled $7.5 million, or 5.1% of the Bank's total loan portfolio. In 1998 the Bank also began offering home equity lines of credit to qualifying borrowers. These loans, when combined with the balance of a first mortgage lien, may not exceed 90% if the first mortgage lien is held by the Bank, or 80% if the first mortgage lien is held elsewhere, or in either case $100,000. At December 31, 2002, the Bank's home equity lines of credit totaled $5.0 million outstanding, or 3.4% of the Bank's total loan portfolio.

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

Originations of Loans

             Real estate loans are originated by Hemlock Federal's staff, including commissioned loan officers, through referrals from existing customers or real estate agents. The Bank's ability to originate loans is dependent upon customer demand for loans in its market and to a limited extent, various marketing efforts and the Bank's ability to hire commissioned loan officers. Demand is affected by both the local economy and the interest rate environment. See "- Market Area." Under current policy, all fixed rate loans are evaluated for sale on a quarter-by-quarter basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report attached hereto as Exhibit 13.

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

             As a result of the Bank's relatively low loans to deposits ratios since the early 1980s, the Bank did not sell loans in the secondary market. In view of the success of the Bank's recent loan origination efforts and the related increases in its loans to deposits ratio, as well as the increase in loans receivable resulting from the Midwest Savings acquisition, the Bank sold a portion of its residential loan originations in 2001. The Bank sold $3.4 million of residential loans originated in 2002 through its participation in the Illinois Housing Development Authority. No other loans were sold in 2002. However, the Bank may choose to originate loans for sale in 2003. The loan sales are primarily a component of the Bank's plan to manage its interest rate risk.

Next Page

             The following table shows the loan origination and repayment activities of the Bank for the periods indicated.
	Year Ended December 31,

	2002	2001	2000
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	758	$ 1,259	$ 761
- multi-family	---	---	---
Total adjustable-rate	758	1,259	761
Fixed rate:
Real estate - one- to four-family	38,479	41,234	27,384
- multi-family	6,003	6,987	3,391
Non-real estate - consumer	6,533	5,363	4,163
Total fixed-rate	51,015	53,584	34,938
Total loans originated	51,773	54,843	35,699

Loans acquired	---	---	39,429

Sales:
Real estate - one- to four-family	(3,372)	(14,900)	(16,555)

Principal repayments	(57,338)	(38,249)	(20,582)
Total reductions	(60,710)	(53,149)	(37,137)
Increase (decrease) in other items, net	(100)	(42)	(168)
Net increase (decrease)	$ (9,037)	$ 1,652	$37,823

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

Next Page

             Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at December 31, 2002. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Real Estate
	One- to four-family(1)			Commercial/Multi-Family			Consumer and Other			Total
	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent
	(Dollars in Thousands)
Loans delinquent for:

December 31, 2002:
30-59 days	---	$ ---	---%	---	$ ---	---%	---	$ ---	---%	---	$ ---	---%
60-89 days	1	131	23.99	---	---	---	---	---	---	1	131	23.99
90 days and over	4	415	76.01	---	---	---	---	---	---	4	415	76.01
Total	5	$546	100.00%	---	$ ---	---%	---	$ ---	---%	5	$546	100.00%

(1)     Includes loans held for sale.

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

             On the basis of management's review of its assets, at December 31, 2002, the Bank had classified a total of $436,000 of its loans and other assets as follows:

December 31, 2002
(In Thousands)
Special Mention	$275
Substandard	161
Doubtful	---
Loss	---
Total	$436
General loss allowance	$969
Specific loss allowance	---
Charge-offs	---

Next Page

             Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

December 31,
	2002	2001	2000
(Dollars in Thousands)
Non-accruing loans:
One- to four-family	415	$588	$212
Multi-family	---	---	---
Commercial real estate	---	---	---
Construction or development	---	---	---
Consumer	---	---	---
Total	415	588	212

Accruing loans delinquent more than 90 days:
One- to four-family	---	---	---
Multi-family	---	---	---
Commercial real estate	---	---	---
Construction or development	---	---	---
Consumer	---	---	---
Total	---	---	---

Foreclosed assets:
One- to four-family	---	---	---
Multi-family	---	---	---
Commercial real estate	---	---	---
Construction or development	---	---	---
Consumer	---	---	---
Total	---	---	---

Renegotiated loans	---	---	---

Total non-performing assets	$ 415	$ 588	$ 212

Total as a percentage of total assets	.13%	.20%	.08%

             For the years ended December 31, 2002 and 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $28,736 and $23,570, respectively. The amounts that were included in interest income on such loans were $19,965 and $31,289 for the years ended December 31, 2002 and 2001, respectively.

             Management considers the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

Next Page

             The following table sets forth an analysis of the Bank's allowance for loan losses.

Year Ended December 31,
	2002	2001	2000
(Dollars in Thousands)

Balance at beginning of period	$969	$969	$795

Charge-offs:
One- to four-family	---	---	---
Multi-family	---	---	---
Commercial real estate	---	---	---
Consumer	---	---	---
	---	---	---

Recoveries:
One- to four-family	---	---	---
Multi-family	---	---	---
Commercial real estate	---	---	---
Consumer	---	---	---
	---	---	---

Net charge-offs	---	---	---
Allowance acquired(1)	---	---	174
Additions charged to operations	---	---	---
Balance at end of period	$969	$969	$969

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	---%	---%	---%

Ratio of net charge-offs (recoveries) during the period to average non-performing assets	---%	---%	---%
_____________
(1)   During 2000, the Company acquired Midwest Savings. As a result of this acquisition, an allowance for loan losses of $174,0000 was acquired. Management has determined that maintaining this allowance is appropriate based on Midwest Savings' portfolio of loans, historical losses, and other factors.

Next Page

             The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2002			2001			2000
	Amount of loan loss Allowance	Loan Amounts by Category	Percent of loans in Each Category of Total Loans	Amount of loan loss Allowance	Loan Amounts by Category	Percent of loans in Each Category of Total Loans	Amount of loan loss Allowance	Loan Amounts by Category	Percent of loans in Each Category of Total Loans
	(In Thousands)
One- to four-family(1)	$225	$112,006	75.87%	$245	$122,608	78.30%	$248	$123,372	79.66%
Multi-family	277	27,730	18.78	273	27,330	17.46	244	24,430	15.77
Commercial real estate	6	192.13		12	379.24		13	430.28
Consumer	23	7,709	5.22	19	6,257	4.00	20	6,645	4.29
Unallocated	438	---	---	420	---	---	444	---	---
Total	$969	$147,637	100.00%	$969	$156,574	100.00%	$969	$154,877	100.00%

________________
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

             On a quarterly basis, management of the Bank meet to review the adequacy of the allowance for loan losses. Individual credits are graded. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.).

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

Next Page

Investment Activities

             General. Hemlock Federal must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations to ensure Hemlock Federal's safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, Hemlock Federal has maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 2002, Hemlock Federal's liquidity ratio was 12.0%.

             Generally, the investment policy of Hemlock Federal is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. As required by Statement of Financial Accounting Standard No. 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that Hemlock Federal has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At December 31, 2002, Hemlock Federal had no securities which were classified as trading and $72.3 million of mortgage-backed and related securities and $5.1 million of other securities classified as held-to-maturity. Available- for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At December 31, 2002, $23.8 million of mortgage-backed and related securities and $16.1 million of other securities were classified as available-for-sale.

             Mortgage-Backed and Related Securities. In order to supplement its lending activities and achieve its asset liability management goals, the Bank invests in mortgage-backed and related securities. As of December 31, 2002, all of the mortgage-backed and related securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AAA" by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

             Consistent with its asset/liability management strategy, at December 31, 2002, $42.7 million, or 44.4% of Hemlock Federal's mortgage-backed and related securities had adjustable or floating interest rates. In addition, as discussed below, as of the same date, the Bank had $21.7 million of fixed rate collateralized mortgage obligations ("CMOs") with anticipated average lives of five years or less.

             The Bank's CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed

Next Page

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

             The following table sets forth the composition of the Bank's mortgage-backed securities at the dates indicated.

	December 31,
	2002		2001		2000
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Mortgage-backed securities held-to- maturity:
GNMA	$22,454	23.37%	$19,419	26.88%	$15,585	23.45%
FNMA	22,647	23.57	17,054	23.61	11,536	17.36
FHLMC	6,942	7.22	4,874	6.75	7,060	10.63
CMOs	20,254	21.08	10,518	14.56	5,916	8.90
	72,297	75.24	51,865	71.80	40,097	60.34
Mortgage-backed securities available-for- sale:
FNMA	14,107	14.68	3,759	5.20	2,160	3.25
FHLMC	1,056	1.10	1,383	1.92	1,936	2.91
CMOs	8,625	8.98	15,229	21.08	22,260	33.50
	23,788	24.76	20,371	28.20	26,356	39.66

Total mortgage-backed securities	$96,085	100.00%	$72,236	100.00%	$66,453	100.00%

Next Page

             The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 2002.

	Due in							December 31, 2002
	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years	Amortized Cost	Carrying Value
	(In Thousands)

Federal Home Loan Mortgage Corporation	$ ---	$ ---	$196	$ ---	$ 1,144	$ 3,251	$ 3,360	$ 7,951	$ 7,998
Federal National Mortgage Association	--	438	18	206	4,502	4,826	26,319	36,309	36,754
Government National Mortgage Association	--	--	8	--	68	1,708	20,669	22,453	22,454
CMOs	---	--	---	2,991	6,787	5,099	13,918	28,795	28,879
Total	$ ---	$ 438	$222	$3,197	$12,501	$14,884	$64,266	$95,508	$96,085

Weighted average yield	---%	6.50%	8.38%	6.70%	6.72%	6.58%	5.83%	6.10%	6.07%

Next Page

             As of December 31, 2002, the Bank did not have any mortgage-backed securities in excess of 10% of retained earnings except for FNMA, FHLMC and GNMA issues, amounting to $36.8 million, $8.0 million and $22.5 million, respectively.

             The market values of a portion of the Bank's mortgage-backed securities held-to-maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns.

             The following table shows mortgage-backed securities purchase, sale and repayment activities of the Bank for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Purchases:
Adjustable-rate	$23,761	$13,045	$ ---
Fixed-rate	16,682	5,268	2,703
CMOs	14,152	16,732	6,360
Total purchases	54,595	35,045	9,063

Sales:
Adjustable-rate	---	---	---
Fixed-rate	---	---	---
CMOs	---	2,347	3,310
Total sales	---	2,347	3,310

Principal repayments	(31,144)	(28,103)	(12,451)
Discount/premium net change	311	701	(55)
Fair value net change	87	487	141
Net increase (decrease)	$23,849	$ 5,783	$(6,612)

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

             In order to complement its lending and mortgage-backed securities investment activities and to increase its holding of short and medium term assets, the Bank invests in liquid investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 2001, the Bank's securities portfolio totaled $5.2 million. At December 31, 2002, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's retained earnings, other than federal agency obligations.

             The following table sets forth the composition of the Bank's securities and other earning assets at the dates indicated.

	December 31,
	2002		2001		2000
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities held-to-maturity:
Federal agency obligations	$ 5,147	100.00%	$ 4,402	100.00%	$14,802	93.68%

Securities available-for sale:
Federal agency obligations	---	---	---	---	998	6.32

Total securities	$5,147	100.00%	$4,402	100.00%	$15,800	100.00%

Average remaining life of securities:	6 years		7 years		8 years

Other earning assets:
Interest-earning deposits with banks	22,167	48.72%	$23,786	56.98%	$13,303	50.71%
FHLB stock	10,136	22.28	3,745	8.97	3,497	13.33
FHLMC stock	8,196	18.01	8,849	21.20	3,918	14.93
FNMA stock	5,000	10.99	5,368	12.85	5,516	21.03
Total	$45,499	100.00%	$41,748	100.00%	$26,234	100.00%

             In addition to the Bank's portfolio of securities and other earning assets, the Company also maintains a securities portfolio. The Company's portfolio consists primarily of equity investments in companies within the financial services industry. As of December 31, 2002, the Company's investment in equity securities had a carrying value of $2.9 million.

Next Page

             The composition and maturities of the debt securities portfolio, excluding FNMA and FHLB stock and other equity securities, are indicated in the following table.

	December 31, 2002
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Carrying Value
	(Dollars in Thousands)

Federal agency obligations	$ ---	$1,000	$4,147	$ ---	$5,147	$5,147
Weighted average yield	--- %	4.59%	7.52%	--- %	6.95%	6.95%

Sources of Funds

             General. The Bank's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

             Deposits. Hemlock Federal offers deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, NOW, money market and various certificate accounts. The Bank relies primarily on competitive pricing and customer service to attract and retain these deposits. The Bank's customers may access their accounts through any of the Bank's six offices and four automated teller machines. In addition, the Bank's customers may access their accounts through STAR, a nationwide ATM network. The Bank also offers its customers account access through its online internet location. The Bank only solicits deposits in its market area and does not currently use brokers to obtain deposits.

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

Next Page

             The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(Dollars In Thousands)

Opening balance	$189,456	$179,424	$150,576
Deposits	479,012	459,330	435,018
Withdrawals	470,838	(455,862)	(412,764)
Interest credited	4,095	6,564	6,594
Ending balance	$201,725	$189,456	$179,424
Net increase	$ 12,269	$ 10,032	$ 28,848
Percent increase	6.48%	5.59%	19.16%

             The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

	December 31,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:
Passbook Accounts 1.00%	$ 73,862	36.61%	$ 65,148	34.39%	$ 59,833	33.35%
NOW Accounts .25%	29,366	14.56	26,987	14.24	25,782	14.37
Money Market Accounts .95%	10,107	5.01	10,203	5.39	8,555	4.76

Total Non-Certificates	113,335	56.18	102,338	54.02	94,170	52.48

Certificates:
0.00 - 3.99%	69,539	34.47	42,178	22.26	---	---
4.00 - 5.99%	17,940	8.90	38,407	20.27	55,422	30.89
6.00 - 7.99%	911.45		6,533	3.45	29,832	16.63

Total Certificates	88,390	43.82	87,118	45.98	85,254	47.52

Total Deposits	$201,725	100.00%	$189,456	100.00%	$179,424	100.00%

Next Page

             The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2002.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$17,053	$16,060	$19,562	$21,653	$74,328

Certificates of deposit of $100,000 or more	1,531	2,957	3,181	6,393	14,062

Total certificates of deposit	$18,584	$19,017	$22,743	$28,046	$88,390

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

	Year Ended December 31,

	2002	2001	2000
	(Dollars In Thousands)
Maximum Balance:
FHLB Advances	82,710	$69,450	$69,450
Notes Payable	6,500	$ 6,200	$ 5,250

Average Balance:
FHLB Advances	75,252	$64,306	$57,449
Notes Payable	6,233	$ 5,730	$ 3,400

Next Page

             The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

	December 31,
	2002	2001	2000
	(Dollars in Thousands)

FHLB advances	$82,710	$68,985	$69,450

Weighted average interest rate during the period of FHLB advances	5.48%	5.76%	6.16%

Weighted average interest rate at end of period of FHLB advances	5.37%	5.59%	6.02%

Subsidiary and Other Activities

             As a federally chartered savings bank, Hemlock Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly. At December 31, 2002, Hemlock Federal did not have any subsidiaries.

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

Next Page

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

             Hemlock Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2002, Hemlock Federal's lending limit under this restriction was $3.3 million. Hemlock Federal is in compliance with the loans-to-one-borrower limitation.

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

Next Page

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

             The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual Hemlock Federal stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2002, Hemlock Federal had intangible assets totaling $1.4 million, consisting of goodwill and core deposit intangibles, recorded as assets on its financial statements.

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

             At December 31, 2002, Hemlock Federal had tangible capital of $22.2 million, or 7.1% of adjusted total assets, which is approximately $17.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

             The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 2002, Hemlock Federal had no intangibles which were subject to these tests.

             At December 31, 2002, Hemlock Federal had core capital equal to $22.2 million, or 7.1% of adjusted total assets, which is $9.7 million above the minimum leverage ratio requirement of 4% as in effect on that date.

Next Page

             The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2002, Hemlock Federal had $969,000 of general loss reserves and no capital instruments that qualify as supplementary capital, which was less than 1.25% of risk-weighted assets.

             Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Hemlock Federal had $1.1 million in exclusions from capital and assets at December 31, 2002.

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

             On December 31, 2002, Hemlock Federal had total capital of $23.2 million (including $22.2 million in core capital and $1.0 million in qualifying supplementary capital) and risk-weighted assets of $138.7 million; or total capital of 16.7% of risk-weighted assets. This amount was $12.1 million above the 8% requirement in effect on that date.

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

Next Page

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

             Generally, savings institutions, such as Hemlock Federal, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Hemlock Federal may pay dividends in accordance with this general authority. Based on this authority, Hemlock Federal would be limited to making capital distributions no greater than $3.5 million as of December 31, 2002.

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

Qualified Thrift Lender Test

             All savings associations, including Hemlock Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either such test such assets primarily consist of residential housing related loans and investments. At December 31, 2002, Hemlock Federal met the test and has always met the test since its effectiveness.

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

Next Page

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

Next Page

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

             To the extent earnings appropriated to a savings association's bad debt reserves exceed the allowable amount of such reserves computed under the experience method ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2002, Hemlock Federal's Excess for tax purposes totaled approximately $3.8 million.

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

Next Page

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

             Jean M. Thornton. Ms. Thornton, age 42, is currently serving as Vice-President, Controller/Treasurer. She has worked at the Bank since 1991 as Chief Accountant, and as Treasurer since 1995.

Employees

             At December 31, 2002, the Bank had a total of 88 employees including 19 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Next Page

Item 2.     Properties

             The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2002. At December 31, 2002, the Bank's premises had an aggregate net book value of approximately $4.4 million.

Location	Year Acquired	Owned or Leased	Net Book Value at December 31, 2002
			(In Thousands)
Main Office:
5700 West 159th Street Oak Forest, Illinois 60452	1974	Owned	$ 544
Full Service Branches:
8855 South Ridgeland Ave. Oak Lawn, Illinois 60453	1975	Leased(1)	151
4636 South Damen Avenue Chicago, Illinois 60609	1990	Leased(2)	24
15730 West 127th Street Lemont, Illinois 60439	1998	Owned(3)	2,092
234 Bolingbrook Drive Bolingbrook, Illinois 60440	2000	Owned(4)	1,535
3030 West Cermak Avenue Chicago, Illinois 60623	2000	Owned	10
___________________
(1)	The land on which the Oak Lawn branch is built is leased. Under the terms of the lease, upon the expiration of the lease in 2027, title to the building housing the branch will pass to the landlord.
(2)	The lease on the branch located at 4646 South Damen in Chicago, Illinois expires in 2005.
(3)	Construction of the building housing the Lemont branch was completed in 1998.
(4)	Construction of the building housing the Bolingbrook branch was completed in 2002.

             The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company.

             The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 2002 was approximately $27,000.

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

Next Page

Item 4.    Submission of Matters to a Vote of Security Holders

             No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters

             The information under the caption "Market Information" in the Company's Annual Report to Stockholders for the year ended December 31, 2002, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 6.    Selected Financial Data

             The information under the heading "Selected Financial and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2002, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

             The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2002, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

             The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" in the Company's Annual Report to Stockholders for the year ended December 31, 2002, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

             The consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 2002, portions of which are included as Exhibit 13 to this Form 10-K, are incorporated herein by reference.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             No disclosure under this item is required.

Next Page

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

             Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April, 2003, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

             Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

             No Disclosure under this item is required.

Item 11.    Executive Compensation

             Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April, 2003, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

             Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held April 30, 2003, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance
1997 Stock Option Plan	198,516	$17.76	5,117
2002 Stock Option Plan	41,700	$24.60	6,867

Next Page

Item 13.    Certain Relationships and Related Transactions

             Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April, 2003, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.    Controls and Procedures

             (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the company's senior management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

             (b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Next Page

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

             (a)(1)    Financial Statements

             The following are contained in the portions of the Company's Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K and are incorporated by reference into Item 8 of this Form 10-K:
Annual Report Section	Page in Annual Report
Report of Independent Auditors	18
Consolidated Statements of Financial Condition at December 31, 2002 and 2001	19
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	20
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000	21-22
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	23-24
Notes to Consolidated Financial Statements	25-49

             (a)(2)    Financial Statement Schedules:

             All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

Next Page

             (a)(3)     Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(i)	Articles of Incorporation	*
3(ii)	By-Laws	*
4	Instruments defining the rights of security holders, including debentures	*
9	Voting Trust Agreement	None
10	Material contracts: (i) 1997 Stock Option and Incentive Plan (ii) 1997 Recognition and Retention Plan (iii) 2002 Stock Option and Incentive Plan (iv) Employment Agreement with Executive Officers	* ** ** ***
11	Statement re: computation of per share earnings	None
13	Annual Report	13
16	Letter re: change in certifying accountants	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of Registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Experts and Counsel	23
24	Power of attorney	Not required
28	Information from reports furnished to state insurance regulatory authorities	None
99	Additional Exhibits	None

________________
*	Filed as exhibit to the Company's Form S-1 registration statement filed on December 27, 1996 (File No. 333-18895) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
**	Filed as exhibit to the Company's definitive proxy statement for its special meeting of stockholders held on October 22, 1997, and incorporated herein by reference.
***	Filed as exhibit to the Company's definitive proxy statement for its annual meeting of stockholders held on May 1, 2002, and incorporated herein by reference.

             The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

Next Page

SIGNATURES

             Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMLOCK FEDERAL FINANCIAL CORPORATION

Date: March 14, 2003	By:	/s/ Maureen G. Partynski Maureen G. Partynski, Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Michael R. Stevens Michael R. Stevens, President and Director Date: March 14, 2003	/s/ Kenneth J. Bazarnik Kenneth J. Bazarnik, Director Date: March 14, 2003

/s/ Rosanne Belczak Rosanne Belczak, Vice-President/ Secretary and Director Date: March 14, 2003	/s/ Donald L. Manprisio Donald L. Manprisio, Director Date: March 14, 2003

/s/ Frank A. Bucz Frank A. Bucz, Auditor/Consultant and Director Date: March 14, 2003	/s/ G. Gerald Schiera G. Gerald Schiera, Director Date: March 14, 2003

/s/ Jean M. Thornton Jean M. Thornton, Chief Financial Officer Principal Financial and Accounting Officer Date: March 14, 2003

Certifications of President

CERTIFICATIONS

             I, Michael R. Stevens, certify that:

1.	I have reviewed this annual report on Form 10-K of Hemlock Federal Financial Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ Michael R. Stevens Michael R. Stevens President

Certifications of Chief Financial Officer

CERTIFICATIONS

             I, Jean M. Thornton, certify that:

1.	I have reviewed this annual report on Form 10-K of Hemlock Federal Financial Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ Jean M. Thornton Jean M. Thornton Chief Financial Officer

Section 906 Certification

CERTIFICATION

             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Hemlock Federal Financial Corporation (the "Company") that the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date:	March 27, 2003	By:	/s/ Michael R. Stevens Michael R. Stevens President (Principal Executive Officer)
Date:	March 27, 2003	By:	/s/ Jean M. Thornton Jean M. Thornton Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Index

Exhibit No.	Document
13	Annual Report
21	Subsidiaries of Registrant
23	Consent of Crowe, Chizek and Company LLP

End.