Form 10-Q
period 2003-03-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 2003-05-13
CIK 1029654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:	March 31, 2003

Commission file number	000-22103

HEMLOCK FEDERAL FINANCIAL CORP.

(Exact Name of Registrant as Specified In Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4126192 (IRS Employer Identification No.)

5700 West 159th Street (Address of Principal Executive Offices)	60452 (Zip Code)

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

    YES     X     NO

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, par value $.01	Outstanding at April 17, 2002 969,186 shares

Next Page

HEMLOCK FEDERAL FINANCIAL CORP.
AND SUBSIDIARY

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition as of March 31, 2003
	and December 31, 2002.	3

	Condensed Consolidated Statements of Income and Comprehensive Income for
	the three months ended March 31, 2003 and 2002	4

	Condensed Consolidated Statements of Cash Flows for the three
	months ended March 31, 2003 and 2002	5

	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the three months ended March 31, 2003 and 2002	6

	Notes to the Condensed Consolidated Financial Statements as of
	March 31, 2003	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Disclosed Controls and Procedures	17

Part II.	Other Information	18

2.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$37,024	$28,204
Securities available-for-sale	52,822	39,885
Securities held-to-maturity	66,184	77,444
Loans receivable, net	139,857	147,436
Loans held for sale	81	-
Federal Home Loan Bank stock, at cost	10,233	10,136
Premises and equipment, net	4,939	4,964
Bank owned life insurance	5,136	5,068
Intangible assets	1,382	1,404
Accrued interest receivable and other assets	1,694	1,620

Total assets	$319,352	$316,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$206,199	$201,725
Federal Home Loan Bank advances	82,710	82,710
Advances from borrowers for taxes and insurance	946	1,323
Note payable	5,600	6,350
Accrued interest payable and other liabilities	2,362	2,569
Total liabilities	297,817	294,677

Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares authorized; 2,076,325 shares issued	21	21
Surplus	20,924	20,838
Treasury stock at cost (2003 - 1,107,139 shares; 2002 - 1,107,139 shares)	(17,824)	(17,788)
Unearned ESOP, (2003 - 62,289 shares; 2002 - 66,441 shares)	(623)	(665)
Unearned stock awards	(100)	(109)
Retained earnings	18,675	18,384
Accumulated other comprehensive income	462	803

Total stockholders' equity	21,535	21,484

Total liabilities and stockholders' equity	$319,352	$316,161

See accompanying notes to condensed consolidated financial statements.

3.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
Three months ended March 31, 2003 and 2002
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	2003	2002
Interest income
Loans	$2,364	$2,706
Securities	1,063	1,039
Interest bearing deposits	301	363
Total interest income	3,728	4,108

Interest expense
Deposits	832	1,131
Federal Home Loan Bank advances	1,110	988
Note payable	57	66
Total interest expense	1,999	2,185

Net interest income	1,729	1,923
Provision for loan losses	-	-

Net interest income after provision
for loan losses	1,729	1,923

Non-interest income
Service fees	192	178
Other income	178	71
Gain on sale of real estate owned	-	9
Unrealized loss on loans held for sale	-	(76)
Gain on sale of securities	214	242
Total non-interest income	584	424

Non-interest expense
Salaries and employee benefits	911	834
Occupancy and equipment	271	253
Data processing	108	96
Other expenses	365	367
	1,655	1,550

Income before income taxes	658	797

Provision for income taxes	212	268

Net income	$ 446	$ 529
Basic earnings per share	$ .50	$ .58
Diluted earnings per share	$ .46	$ .55
Comprehensive income	$ 105	$ 330

See accompanying notes to condensed consolidated financial statements.

4.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2003 and 2002
(In thousands)
(Unaudited)

	2003	2002
Cash flows from operating activities
Net income	$446	$529
Adjustments to reconcile net income to net cash from
operating activities
Depreciation	60	76
Amortization of intangibles	22	23
Net amortization of premiums on securities	389	220
Change in deferred loan fees	29	(21)
Loss on sale of assets	-	7
Gain on sale of securities	(214)	(242)
Loss on loans held for sale	-	76
Change in loans held for sale	(81)	175
Federal Home Loan Bank stock dividends	(97)	(54)
Increase in value of bank-owned life insurance	(68)	-
Change in accrued interest receivable and other assets	(74)	(34)
Change in accrued interest payable and other liabilities	23	202
Stock awards expense	9	58
ESOP compensation	113	101
Net cash from operating activities	557	1,116

Cash flows from investing activities
Purchase of securities available-for-sale	(18,647)	(3,645)
Proceeds from sales of securities available-for-sale	1,134	970
Principal payments of mortgage-backed securities and
collateralized mortgage obligations	12,706	8,558
Proceeds from maturities and calls of securities	2,395	1,124
Net change in loans	7,550	3,663
Purchases of securities held-to-maturity	-	(24,595)
Purchases of premises and equipment, net	(35)	(31)
Net cash from investing activities	5,103	(13,956)

Cash flows from financing activities
Net increase in deposits	4,474	4,409
Change in advance payments by borrowers for taxes and insurance	(377)	(404)
Purchase of treasury shares	(84)	(1,002)
Change in Federal Home Loan Bank advances	-	5,225
Change in due to broker	-	7,041
Change in note payable	(750)	700
Exercise of stock options	52	-
Dividends paid	(155)	(152)
Net cash from financing activities	3,160	15,817

Net change in cash and cash equivalents	8,820	2,977

Cash and cash equivalents at beginning of period	28,204	28,157

Cash and cash equivalents at end of period	$37,024	$31,134

See accompanying notes to condensed consolidated financial statements.

5.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THREE MONTHS ENDED MARCH 2003 AND 2002
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

Continued.

6.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THREE MONTHS ENDED MARCH 2003 AND 2002
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Retained Earnings	Accumulated Compre- hensive Income	Total Stock holders' Equity	Compre- hensive Income

Balance at December 31, 2002	$21	$20,838	$(17,788)	$(665)	$(109)	$18,384	$803	$21,484	$ -

Net income for three months
ended March 31, 2003	-	-	-	-	-	446	-	446	446

ESOP shares earned	-	71	-	42	-	-	-	113	-

Stock awards earned	-	-	-	-	9	-	-	9	-

Change in unrealized gain
on securities available-for-sale, net	-	-	-	-	-	-	(341)	(341)	(341)

Treasury stock purchase, net	-	-	(84)	-	-	-	-	(84)	-

Exercise of 3,000 options	-	15	48	-	-	-	-	63	-

Dividends declared ($.16 per share)	-	-	-	-	-	(155)	-	(155)	-

Balance at March 31, 2003	$21	$20,924	$(17,824)	$(623)	$(100)	$18,675	$462	$21,535	$105

See accompanying notes to condensed consolidated financial statements.

7.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(In thousands, except share data)
(Unaudited)

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. The accompanying unaudited interim consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Corporation in the preparation of its consolidated financial statements, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. Annualized results of operations during the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year of 2003.

NOTE 2

A reconciliation of the numerators and denominators for earnings per common share computations is presented below:

	Three Months Ended March 31,
	2003	2002
Earnings per share
Net income available to common stockholders	$446	$529

Weighted average basic shares outstanding	898	906
Basic earnings per share	$.50	$.58

Weighted average basic shares outstanding	898	906
Dilutive effect of stock options	68	52
Dilutive effect of stock awards	1	3
Weighted average diluted shares outstanding	967	961

Diluted earnings per share	$.46	$.55

(Continued)

8.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(In thousands, except share data)
(Unaudited)

Note 3. Stock Compensation

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation

	2003	2002

Net income as reported	$446	$529
Deduct: Stock-based compensation expense
determined under fair value based method	2	44

Pro forma net income	$444	$485

Basic earnings per share as reported	$.50	$.58
Pro forma basic earnings per share	.50	.53

Diluted earnings per share as reported	.46	.55
Pro forma diluted earnings per share	.46	.50

9.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2003

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corporation and Subsidiary at March 31, 2003 and the consolidated results of operations for the three months ended March 31, 2003, compared to the same period in 2002. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Results of Operations

Consolidated net income of the Corporation for the first quarter of 2003 totaled $446,000, or $.50 per share basic and $.46 per share diluted, as compared to net income of $529,000, or $.58 per share basic and $.55 per share diluted, earned for the first quarter of 2002. The primary reason for the decrease in net income is a decrease in net interest income, partially offset by an increase in non-interest income.

Net Interest Income

Net interest income before provision for loan losses was $1.73 million for the three-month period ended March 31, 2003, as compared to $1.92 million for the same period in 2002. For the three-month period ended March 31, 2003, interest income decreased to $3.73 million, from $4.11 million for the same period ended March 31, 2002. This decrease is due primarily to a decrease in the yield on interest-earning assets as a result of a lower interest rate environment. The increase in cash and cash equivalents also contributed to the reduction in interest income.

The declining interest rate environment had a significant effect on the yield on both loans and securities. The Company experienced large volumes of calls and prepayments during the past several quarters. This resulted in the purchase of securities and origination of loans at significantly lower interest rates, thus reducing both yield and interest income. Interest income on loans decreased $350,000, from $2.71 million as of March 31, 2002, to $2.36 million for the quarter ended March 31, 2003.

10.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2003

The lower interest rate environment also resulted in a decrease in interest expense, which was $2.00 million for the three months ended March 31, 2003, as compared to $2.19 million for the same period in 2002. Net interest margin has decreased from 2.64% for the quarter ended March 31, 2002 to 2.29% for the quarter ended March 31, 2003. The decrease in net interest margin is due to both the decrease in yield on interest earning assets as well as the increase in cash and cash equivalents, which results in a lower asset yield than is obtainable through longer-term investments. The significant increases in loan refinances and mortgage-related security prepayments have resulted in a rapid decrease in yields on interest-earning assets. The decrease in the cost of funds has occurred more gradually, as certificates of deposits do not reprice until they reach maturity. In addition, the Company has chosen to increase cash and cash equivalents as well as its investment in short term securities as a means of reducing its level of interest rate risk. The Company believes that the current interest rate environment, with rates at fifty year lows, is temporary in nature, and therefore management intends to maintain a defensive posture in anticipation of higher reinvestment rates in the future.

Provision for Loan Losses

On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses reflects probable incurred losses on existing loans at March 31, 2003, there can be no assurance that such losses will not exceed estimated amounts.

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income increased to $584,000 for the three-month period ended March 31, 2003, as compared to $424,000 for the same period ended March 31, 2002. The $160,000 increase is primarily attributable to an increase in other income from Bank Owned Life Insurance, which was purchased in the third quarter of 2002. In addition, a $76,000 loss on the valuation of loans held for sale took place during the first quarter of 2002, while no such loss occurred during the first quarter of 2003.

Non-interest expense increased to $1.66 million for the three month period ended March 31, 2003, as compared to $1.55 million for the same period one year ago. This increase of $105,000 is due primarily to increases in marketing, compensation, building and equipment expense, associated primarily with the opening of the new branch building in Bolingbrook, Illinois.

Provision for Income Taxes

The Corporation's federal and state income tax expense decreased to $212,000 for the three month period ended March 31, 2003, from $268,000 for the same period ended March 31, 2002. The decrease in income tax was the result of a decrease in net income.

11.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2003

Financial Condition

Consolidated total assets increased $3.19 million to $319.35 million as of March 31, 2003, from $316.16 million as of December 31, 2002. Cash on hand increased to $37.02 million as of March 31, 2003, as compared to $28.20 million as of December 31, 2002, an increase of $8.82 million, due primarily to an increase in prepayment of mortgage-related securities. Loans receivable decreased to $139.86 million as of March 31, 2003 from $147.44 million as of December 31, 2002, due primarily to the increaseincrease in refinancingrefinancing activity, particularly from loans obtained through the acquisition of Midwest Savings Bank, which took place in June of 2000. Total securities decreased by $1.68 million, from $119.01 million as of December 31, 2002, to $119.00 million as of March 31, 2003. The increase in securities was funded by increases in deposits.

Total liabilities increased to $297.82 million as of March 31, 2003, from $294.68 million as of December 31, 2002. The $3.14 million increase in liabilities is due primarily to an increase of $4.47 million in deposits, which grew to $207.00 million as of March 31, 2003 from $201.73 million as of December 31, 2002. Total borrowing decreased $750,000, from $89.06 million as of December 31, 2002, to $88.31 million as of March 31, 2003.

Stockholders' equity increased to $21.54 million as of March 31, 2003 from $21.48 million as of December 31, 2002. The increase of $51,000 is primarily due to the income earned during the quarter, partially offset by dividends paid as well as a decrease in the valuation of the available for sale portfolio.

Capital Resources and Commitments

The Bank is subject to two capital requirements in accordance with federalfederal regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital, as of March 31, 2003 and December 31, 2002.

	Regulatory Requirement To Be Adequately Capitalized	Actual March 31, 2003	Actual December 31, 2002

Core capital	4.0%	6.88%	7.13%
Risk-based capital	8.0%	16.69%	16.73%

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

The Bank's regulatory liquidity ratio at March 31, 2003 was 14.27%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $2.98 million at March 31, 2003. Certificates of Deposits, which are scheduled to mature in one year or less from March 31, 2003, total $53.57 million. Based on both historical experience and current market conditions, management believes that a significant portion of these deposits will remain with the bank. In addition, the Bank anticipates it will have sufficient funds available to meet all current loan commitments.

12.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2003

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
March 31, 2003

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

14.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2003

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at December 31, 2002 (latest information available), an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments). As of December 31, 2002, due to the current level of interest rates, the Office of Thrift Supervision no longer provides NPV estimates for decreases in interest rates greater than 100 basis points.
Change in Interest Rates (Basis Points)	Estimated NPVAmount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent

+300	$23,373	7.49%	$(6,391)	(21)
+200	27,201	8.53	(2,563)	(9)
+100	29,877	9.20	113	(0)
-	29,765	9.07	-	-
-100	27,671	8.38	(2,093)	(7)
-200	-	-	-	-
-300	-	-	-	-
For the purposes of comparison, the following table sets forth, as of September 30, 2002, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

Change in Interest Rates (Basis Points)	Estimated NPVAmount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent

+300	$18,897	6.80%	$(12,785)	(40)
+200	23,729	8.34	(7,952)	(25)
+100	31,682	9.74	(3,289)	(10)
-	31,682	10.66	-	-
-100	32,884	10.91	1,202	4
-200	32,944	10.80	1,262	4
-300	-	-	-	-

15.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2003

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
While the March 31, 2003 interest rate risk analysis was not yet available, management believes that the Bank's interest rate risk has not changed significantly from the levels indicated as of December 31, 2002.

16.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2003

Item 4. Disclosure Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Hemlock's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Hemlock in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Hemlock's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses

Annual Meeting

The Corporation's Annual Meeting for the fiscal year ending December 31, 2002 was held on May 1, 2003 at 10:30 a.m. at the Oak Forest office of the Corporation.

17.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2003

Part II	Other Information

Item 1.	Legal Proceedings
	None

Item 2.	Changes in Securities and Use of Proceeds
	None

Item 3.	Defaults upon Senior Securities
	None

Item 4.	Submission of Matters to a vote of Security Holders

	The following is a record of the votes cast at the Corporation's Annual Meeting of Stockholders in the election of directors of the Corporation:

		FOR	VOTE WITHHELD
	Michael R. Stevens	742,703	8,451
	Kenneth J. Bazarnik	742,828	8,326

	Accordingly, the individuals named above were declared to be duly elected directors of the Corporation for a term to expire in 2006.

	Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

	The following is a record of the votes cast in respect of the proposal to ratify the appointment of Crowe, Chizek and Company LLP as the Corporation's auditors for the fiscal year ending December 31, 2003.

		NUMBER OF VOTES	PERCENTAGE OF VOTES
	FOR	742,751	98.9%
	AGAINST	8,153	1.1%
	ABSTAIN	0	0.0%

	Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

Item 5.	Other Information
	None

Item 6.	Exhibits and Reports on Form 8-K

	a.	Reports on Form 8-K - none

18.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMLOCK FEDERAL FINANCIAL CORP.
(Registrant)

/s/ Maureen G. Partynski

Maureen G. Partynski, Chief Executive Officer
May 9, 2003

/s/ Michael R. Stevens

Michael R. Stevens, President
May 9, 2003

/s/ Jean M. Thornton

Jean M. Thornton, Chief Financial Officer
May 9, 2003

19.

Next Page

CERTIFICATION

Each of the undersigned herby certifies in his capacity as an officer of Hemlock Federal Financial Corporation (the "Company") that the Quarterly Report of the Company on form 10-Q for the period ended March 31, 2003 fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the company at the end of such period and the results of operations of the Company for such period.

Date:	May 9, 2002	/s/ Maureen G. Partynski Maureen G. Partynski Chief Executive Officer

Date:	May 9, 2002	/s/ Michael R. Stevens Michael R. Stevens President

Date:	May 9, 2002	/s/ Jean M. Thornton Jean M. Thornton Chief Financial Officer

20.

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

Date:   May 9, 2003

/s/ Maureen G. Partynski
Maureen Partynski
Chairman and Chief Executive Officer

21.

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

Date:   May 9, 2003

/s/ Michael R. Stevens
Michael R. Stevens
President

22.

Next Page

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER FOR QUARTERLY REPORT ON FORM 10-Q

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

Date:   May 9, 2003

/s/ Jean M. Thornton
Jean M. Thornton
Chief Financial Officer

23.

End.