Form 10-Q
period 2003-06-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 2003-08-13
CIK 1029654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the period ended:	June 30, 2003

	Commission file number	000-22103

HEMLOCK FEDERAL FINANCIAL CORP.

(Exact Name of Registrant as Specified In Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4126192 (IRS Employer Identification No.)

5700 West 159th Street, Oak Forest, IL (Address of Principal Executive Offices)	60452 (Zip Code)

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
YES	X	NO

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2003
Common Stock, par value $.01	973,686 shares

1.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP.
AND SUBSIDIARY
INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Condition as of June 30, 2003
	and December 31, 2002	3

	Condensed Consolidated Statements of Income for the three and six months
	ended June 30, 2003 and 2002	4

	Condensed Consolidated Statements of Cash Flows for the six
	months ended June 30, 2003 and 2002	5

	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the six months ended June 30, 2003 and 2002	6

	Notes to the Condensed Consolidated Financial Statements as of
	June 30, 2003	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Part II.	Other Information	17

2.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$ 16,145	$ 28,204
Securities available-for-sale	86,507	39,885
Securities held-to-maturity	58,330	77,444
Loans receivable, net	140,174	147,436
Loans held for sale	83	-
Federal Home Loan Bank stock, at cost	10,398	10,136
Premises and equipment, net	4,908	4,964
Bank owned life insurance	5,204	5,068
Intangible assets	1,359	1,404
Accrued interest receivable and other assets	1,751	1,620

Total assets	$324,859	$316,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$209,258	$201,725
Federal Home Loan Bank advances	82,710	82,710
Advances from borrowers for taxes and insurance	1,286	1,323
Note payable and other borrowings	7,549	6,350
Accrued interest payable and other liabilities	2,286	2,569
Total liabilities	303,089	294,677

Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares
authorized; 2,076,325 shares issued	21	21
Surplus	21,032	20,838
Treasury stock at cost (2003 - 1,102,639 shares; 2002 -
1,107,139 shares)	(17,751)	(17,788)
Unearned ESOP, (2003 - 58,137 shares; 2002 - 66,441 shares)	(581)	(665)
Unearned stock awards	(92)	(109)
Retained earnings	18,934	18,384
Accumulated other comprehensive income	207	803

Total stockholders' equity	21,770	21,484

Total liabilities and stockholders' equity	$324,859	$316,161

See accompanying notes to condensed consolidated financial statements.

3.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2003 and 2002
(In thousands, except per share data)
(Unaudited)

	Six months ended		Three months ended
	2003	2002	2003	2002
Interest Income
Loans	$4,519	$5,300	$2,155	$2,594
Securities	1,989	2,216	926	1,177
Interest bearing deposits	702	690	401	327
Total interest income	7,210	8,206	3,482	4,098

Interest expense
Deposits	1,582	2,154	750	1,023
Federal Home Loan Bank advances	2,232	2,031	1,122	1,043
Note payable	116	133	59	67
Total interest expense	3,930	4,318	1,931	2,133

Net interest income	3,280	3,888	1,551	1,965

Provision for loan losses	-	-	-	-

Net interest income after provision
for loan losses	3,280	3,888	1,551	1,965

Non-interest income
Service fees	442	359	250	180
Other income	303	162	125	91
Gain on sale of real estate owned	-	9	-	-
Unrealized gain on loans held for sale	-	-	-	76
Gain on sale of securities	445	342	231	100
Total non-interest income	1,190	872	606	447

Non-interest expense
Salaries and employee benefits	1,853	1,736	942	903
Occupancy and equipment	528	494	257	241
Data processing	230	201	122	105
Other expenses	660	734	295	365
Total non-interest expense	3,271	3,165	1,616	1,614

Income before income taxes	1,199	1,595	541	798
Provision for income taxes	338	546	126	278

Net income	$ 861	$1,049	$ 415	$ 520

Basic earnings per share	$ .96	$ 1.18	$ .46	$ .59
Diluted earnings per share	$ .89	$ 1.14	$ .13	$ .56
Comprehensive income	$ 265	$ 740	$(475)	$ 410

See accompanying notes to condensed consolidated financial statements.

4.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 and 2002
(In thousands)
(Unaudited)

	2003	2002
Cash flows form operating activities
Net income	$ 861	$ 1,049
Adjustments to reconcile net income to net cash from
operating activities
Depreciation	119	149
Amortization of intangibles	45	46
Net amortization of securities premiums	933	523
Change in deferred loan fees	41	7
Gain on sale of assets	-	7
Gain on sale of securities	(445)	(342)
Change in loans held for sale	(83)	175
Federal Home Loan Bank stock dividends	(262)	(108)
Fund dividend reinvested	(73)	-
Increase in value of bank-owned life insurance	(136)
Change in accrued interest receivable and other assets	(131)	(96)
Change in accrued interest payable and other liabilities	129	158
Stock awards expense	17	117
ESOP compensation	237	214
Net cash from operating activities	1,252	1,899

Cash flows from investing activities
Purchase of securities available-for-sale	(62,119)	(3,850)
Proceeds from sales of securities available-for-sale	2,382	1,251
Principal payments of mortgage-backed securities and
collateralized mortgage obligations	32,090	15,107
Proceeds from maturities and calls of securities	5,604	1,198
Net change in loans	7,221	8,949
Purchases of securities held-to-maturity	(6,856)	(44,194)
Purchases of premises and equipment, net	(63)	(699)
Net cash from investing activities	(21,741)	(22,238)

Cash flows from financing activities
Net increase in deposits	7,533	5,996
Change in advance payments by borrowers for taxes and insurance	(37)	(111)
Purchase of treasury shares	(84)	(1,002)
Change in Federal Home Loan Bank advances	-	5,225
Change in due to broker	1,049	-
Change in note payable	150	200
Exercise of stock options	130	-
Dividends paid	(311)	(299)
Net cash from financing activities	8,430	10,009

Net change in cash and cash equivalents	(12,059)	(10,330)
Cash and cash equivalents at beginning of period	28,204	28,157
Cash and cash equivalents at end of period	$16,145	$17,827

See accompanying notes to condensed consolidated financial statements.

5.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Retained Earnings	Accumulated Compre- hensive Income	Total Stockholders' Equity	Compre- hensive Income

Balance at December 31, 2001	$21	$20,544	$(16,634)	$(831)	$(343)	$16,919	$1,198	$20,874	$ -

Net income for six months
ended June 30, 2002	-	-	-	-	-	1,049	-	1,049	1,049

ESOP shares earned	-	130	-	84	-	-	-	214	-

Stock awards earned	-	-	-	-	117	-	-	117	-
Change in unrealized gain
on securities available-for-sale, net	-	-	-	-	-	-	(309)	(309)	(309)

Treasury stock purchase, net	-	-	(1,002)	-	-	-	-	(1,002)	-

Dividends declared ($.26 per share)	-	-	-	-	-	(299)	-	(299)	-

Balance at June 30, 2002	$21	$20,674	$(17,636)	$(747)	$(226)	$17,669	$889	$20,644	$740

Continued.

6.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Retained Earnings	Accumulated Compre- hensive Income	Total Stockholders' Equity	Compre- hensive Income

Balance at December 31, 2002	$21	$20,838	$(17,788)	$(665)	$(109)	$18,384	$803	$21,484	$ -

Net income for three months
ended June 30, 2003	-	-	-	-	-	861	-	861	861

ESOP shares earned	-	153	-	84	-	-	-	237	-

Stock awards earned	-	-	-	-	17	-	-	17	-

Change in unrealized gain
on securities available-for-sale, net	-	-	-	-	-	-	(596)	(596)	(596)

Treasury stock purchase, net	-	-	(84)	-	-	-	-	(84)	-

Exercise of 7,500 options	-	41	121	-	-	-	-	162	-

Dividends declared ($.28 per share)	-	-	-	-	-	(311)	-	(311)	-

Balance at June 30, 2003	$21	$21,032	$(17,751)	$(581)	$ (92)	$18,934	$207	$21,770	$265

See accompanying notes to condensed consolidated financial statements.

7.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. The accompanying unaudited interim consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Corporation in the preparation of its consolidated financial statements, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. Annualized results of operations during the three months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year of 2003.

NOTE 2

A reconciliation of the numerators and denominators for earnings per common share computations is presented below:

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Earnings per share
Net income available to common stockholders	$861	$1,049	$415	$520

Weighted average basic shares outstanding	900	892	902	878

Basic earnings per share	$.96	$1.18	$.46	$.59

Weighted average basic shares outstanding	900	892	902	878
Dilutive effect of stock options	68	27	70	54
Dilutive effect of stock awards	1	2	1	3
Weighted average diluted shares outstanding	969	921	973	935

Diluted earnings per share	$.89	$1.14	$.43	$.56

(Continued)

8.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 3. Stock Compensation

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002

Reported net income	$861	$1,049	$415	$520
Deduct: Stock-based compensation expense
determined under fair value based method	5	244	3	186

Pro forma net income	$856	$805	$412	$334

Basic earnings per share as reported	$.96	$1.18	$.46	$.59
Pro forma basic earnings per share	.95	.90	.46	.38

Diluted earnings per share as reported	.89	1.14	.43	.56
Pro forma diluted earnings per share	.88	.87	.42	.36

(Continued)

9.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2003

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corporation and Subsidiary at June 30, 2003 and the consolidated results of operations for the three and six months ended June 30, 2003, compared to the same periods in 2002. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Results of Operations

Consolidated net income of the Corporation for the second quarter of 2003 totaled $415,000, or $.46 per share basic and $.43 per share diluted, as compared to net income of $520,000, or $.59 per share basic and $.56 per share diluted, earned for the second quarter of 2002. Net income for the six month period ended June 30, 2003 was $861,000, or $.96 per share basic and $.89 per share diluted compared to $1.05 million or $1.18 per share basic and $1.14 per share diluted for the same period one year ago.

Net Interest Income

Net interest income before provision for loan losses was $1.55 million and $3.28 million for the three and six month periods ended June 30, 2003, respectively, as compared to $1.97 million and $3.89 million for the same periods in 2002. For the three and six month periods ended June 30, 2003, interest income decreased to $3.48 million and $7.21 million, respectively, from $4.10 million and $8.21 million for the same periods ended June 30, 2002. This decrease is due primarily to a decrease in the yield on interest-earning assets as a result of a lower interest rate environment.

The declining interest rate environment has had the most significant effect on the yield of securities, due to both high levels of prepayments and the downward repricing of adjustable rate securities, which comprised 50% of the total investment portfolio as of June 30, 2003. Excess cash flow resulting from prepayments on the securities portfolio was reinvested into securities with significantly lower yields, thus reducing interest income. The impact of lower interest rates on interest income on the securities portfolio was mitigated by the reinvestment of additional cash and cash equivalents into short term securities. This resulted in a higher level of securities available for sale and a lower level of cash and cash equivalents for the quarter ended June 30, 2003, as compared to the same period ended December 31, 2002. Overall, interest income on securities decreased from $1.18 million and $2.22 million for the three and six month periods ended June 30, 2002, respectively, to $926,000 and $1.99 million for the three and six month periods ended June 30, 2003, respectively. The declining interest rate environment also impacted the yield on loans, as a significant portion of the Bank's loan portfolio was refinanced

(Continued)

10.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2003

into loans with lower interest rates. In addition, the lower level of interest income on loans is due to a decrease in the balance of loans receivable for the period ended June 30, 2003, as compared to the same period one year ago. Interest income on loans decreased from $2.59 million and $5.30 million for the three and six month periods ended June 30, 2002, respectively, to $2.16 million and $4.52 million for the three and six month periods ended June 30, 2003, respectively.

The lower interest rate environment also resulted in a decrease in interest expense, which was $1.93 million and $3.93 million for the three and six month periods ended June 30, 2003, respectively, as compared to $2.13 million and $4.32 million for the three and six month periods ended June 30, 2002, respectively. The net interest margin has decreased from 2.61% for the quarter ended June 30, 2002 to 2.16% for the quarter ended June 30, 2003 and from 2.63% for the six months ended June 30, 2002 to 2.21% for the six months ended June 30, 2003. The decrease in net interest margin is due to the decrease in yield on interest earning assets, as a result of the significant increases in loan refinances and mortgage-related security prepayments. The decrease in the cost of funds has occurred more gradually, as certificates of deposits do not reprice until they reach maturity. In addition, the Company has chosen to increase its investment in short term securities and emphasize origination of shorter term loans as a means of maintaining a relatively low level of interest rate risk. The Company believes that the current interest rate environment, with rates at fifty year lows, is temporary in nature, and therefore management intends to maintain a defensive posture in anticipation of higher reinvestment rates in the future.

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

The Corporation's allowance for loan losses was $969,000 as of June 30, 2003, equal to .69% of total loans. The bank had non-performing assets totaling $262,000 as of June 30, 2003. Although management believes the allowance for loan losses reflects probable incurred losses on existing loans at June 30, 2003, there can be no assurance that such losses will not exceed estimated amounts.

(Continued)

11.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2003

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income increased to $606,000 and $1.19 million for the three and six month periods ended June 30, 2003, respectively, as compared to $447,000 and $872,000 for the same periods ended June 30, 2002. The $159,000 increase for the quarter ended June 30, 2003 is partially attributable to an increase in the gain on the sale of securities in the amount of $131,000. In addition, $68,000 in non-interest income for the period ended June 30, 2003 is attributable to the income from Bank Owned Life Insurance, which was purchased in the third quarter of 2002. Finally, an increase in service charges of $70,000 for the period ended June 30, 2003 also contributed to the overall increase in non-interest income. The increase in service charges was attributable to the increase in fees associated with both increased loan originations as well as increased fees on checking accounts. These increases were partially offset by a recovery in the value of loans held for sale in the amount of $76,000 which took place during the second quarter ended June 30, 2002, while no such recovery took place during the period ended June 30, 2003. Similar factors affected the six month period ended June 30, 2003, including an increase of $97,000 in the gain on the sale of securities, an increase of $83,000 in service fee income and $136,000 in income attributable to Bank Owned Life Insurance.

Non-interest expense increased slightly to $1.62 million and $3.27 million for the three and six month periods ended June 30, 2003, respectively, as compared to $1.61 million and $3.17 million for the same periods one year ago.

Provision for Income Taxes

The Corporation's federal and state income tax expense decreased to $126,000 and $338,000 for the three and six month periods ended June 30, 2003, respectively, from $278,000 and $546,000, for the same periods ended June 30, 2002. While this decrease is primarily attributable to the decrease in net income before taxes, a portion of the decrease is also due to the tax exempt status of income earned from the previously noted investment in Bank Owned Life Insurance.

Financial Condition

Consolidated total assets increased to $324.86 million as of June 30, 2003, from $316.16 million as of December 31, 2002, an increase of $8.70 million. Securities held to maturity decreased by $19.11 million, while securities available for sale increased by $49.62 million. Cash and cash equivalents decreased from $28.20 million as of December 31, 2002 to $16.15 million as of June 30, 2003. Loans receivable decreased to $140.17 million as of June 30, 2003 from $147.44 million as of December 31, 2002, due primarily to the acceleration in refinance activity, particularly from loans obtained through the acquisition of Midwest Savings Bank, which took place in June of 2000.

Total liabilities increased to $303.09 million as of June 30, 2003, from $294.68 million as of December 31, 2002, an increase of $8.41 million. Total deposits increased to $209.26 million as of June 30, 2003

(Continued)

12.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2003

from $201.73 million as of December 31, 2001, an increase of $7.53 million. Total borrowings increased from $89.06 million as of December 31, 2002, to $90.26 million as of June 30, 2003.

Shareholders' equity increased to $21.77 million as of June 30, 2003 from $21.48 million as of December 31, 2002. The increase of $290,000 is primarily due to the income earned during the first six months of 2003, partially offset by dividends paid as well as a decrease in the valuation of the available for sale portfolio.

Capital Resources and Commitments

The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 2003 and December 31, 2002.

	Regulatory Requirement To Be Adequately Capitalized	Actual
		June 30, 2003	December 31, 2002

Core capital	4.0%	6.34%	7.13%
Risk-based capital	8.0%	14.22%	16.73%

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

The Bank's regulatory liquidity ratio at June 30, 2003 was 13.82%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $7.39 million at June 30, 2003. Certificate of deposits, which are scheduled to mature in one year or less from June 30, 2003, totaled $58.20 million. Based on both historical experience and current market conditions, management believes that a significant portion of these deposits will remain with the bank. In addition, the Bank anticipates it will have sufficient funds available to meet all current loan commitments.

(Continued)

13.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2003

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

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from

(Continued)

14.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2003

assets and cash flows from off balance sheet contracts. The following table sets forth, at March 30, 2003, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (± 300 basis points, measured in 100 basis point increments). As of December 31, 2002, due to the current level of interest rates, the Office of Thrift Supervision no longer provides NPV estimates for decreases in interest rates greater than 100 basis points.

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent

+300	$25,874	8.15%	$(4,275)	(14)
+200	29,011	8.96	(1,138)	(4)
+100	30,841	9.37	692	2
-	30,149	9.08	-	-
-100	27,856	8.34	(2,293)	(8)

For the purposes of comparison, the following table sets forth, as of December 31, 2002, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (± 300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

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

(Continued)

15.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
June 30, 2003

While the June 30, 2003 interest rate risk analysis was not yet available, management believes that the Bank's interest rate risk has not changed significantly from the levels indicated as of March 31, 2003.

Item 4. Controls and Procedures

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13-a-15(e) under the Securities Exchange Act of 1934, "the Act") as of June 30, 2003, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Corporation intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and assess ways to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Corporation's business. While the Corporation believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures.

16.

Next Page

Part II	Other Information

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a vote of Security Holders

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

	a.	Reports on Form 8-K - none

	b.	Exhibit List

		31.1	Certification of CEO pursuant to Rule 13a - 14/15d - 14(a)
		31.2	Certification of CFO pursuant to Rule 13a - 14/15d - 14(a)

		32	Section 1350 Certifications

17.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMLOCK FEDERAL FINANCIAL CORP.
(Registrant)

/s/ Maureen G. Partynski

Maureen G. Partynski Chief Executive Officer
August 12, 2003

/s/ Michael R. Stevens

Michael R. Stevens President
August 12, 2003

/s/ Jean M. Thornton

Jean M. Thornton Chief Financial Officer
August 12, 2003

18.

End.