Form 10-Q
period 2003-09-30
HEMLOCK FEDERAL FINANCIAL CORP
filed 2003-11-13
CIK 1029654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the period ended:	September 30, 2003

	Commission file number	000-22103

HEMLOCK FEDERAL FINANCIAL CORP.

(Exact Name of Registrant as Specified In Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4126192 (IRS Employer Identification No.)

5700 West 159th Street, Oak Forest, IL (Address of Principal Executive Offices)	60452 (Zip Code)

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES	X	NO

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES	X	NO

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2003
Common Stock, par value $.01	914,485 shares

1.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP.
AND SUBSIDIARY
INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Condition as of September 30, 2003
	and December 31, 2002	3

	Condensed Consolidated Statements of Income for the three and nine months
	ended September 30, 2003 and 2002	4

	Condensed Consolidated Statements of Cash Flows for the nine
	months ended September 30, 2003 and 2002	5

	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the nine months ended September 30, 2003 and 2002	6

	Notes to the Condensed Consolidated Financial Statements as of
	September 30, 2003	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Part II.	Other Information	17

2.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$ 41,477	$ 28,204
Securities available-for-sale	65,962	39,885
Securities held-to-maturity	49,202	77,444
Loans receivable, net	139,725	147,436
Loans held for sale	337	-
Federal Home Loan Bank stock, at cost	10,647	10,136
Premises and equipment, net	4,992	4,964
Bank owned life insurance	5,249	5,068
Intangible assets	1,336	1,404
Accrued interest receivable and other assets	1,489	1,620

Total assets	$320,416	$316,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$209,634	$201,725
Federal Home Loan Bank advances	79,807	82,710
Advances from borrowers for taxes and insurance	460	1,323
Note payable and other borrowings	6,500	6,350
Accrued interest payable and other liabilities	1,944	2,569
Total liabilities	298,345	294,677

Stockholders' equity
Common stock, $.01 par value; 3,100,000 shares
authorized; 2,076,325 shares issued	21	21
Additional paid-in capital	21,143	20,838
Treasury stock at cost (2003 - 1,102,989 shares; 2002 -
1,107,139 shares)	(17,808)	(17,788)
Unearned ESOP, (2003 - 53,984 shares; 2002 - 66,441 shares)	(540)	(665)
Unearned stock awards	(83)	(109)
Retained earnings	19,174	18,384
Accumulated other comprehensive income	164	803

Total stockholders' equity	22,071	21,484

Total liabilities and stockholders' equity	$320,416	$316,161

See accompanying notes to condensed consolidated financial statements.

3.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
(In thousands, except per share data)
(Unaudited)

	Nine months ended		Three months ended
	2003	2002	2003	2002
Interest Income
Loans	$6,550	$7,828	$2,031	$2,528
Securities	2,737	3,415	748	1,199
Interest bearing deposits	1,259	1,026	557	339
Total interest income	10,546	12,269	3,336	4,066

Interest expense
Deposits	2,249	3,101	667	947
Federal Home Loan Bank advances	3,338	3,100	1,105	1,069
Note payable	186	197	70	64
Total interest expense	5,773	6,398	1,842	2,080

Net interest income	4,773	5,871	1,494	1,986

Provision for loan losses	-	-	-	-

Net interest income after provision
for loan losses	4,773	5,871	1,494	1,986

Non-interest income
Service fees	674	548	232	189
Other income	525	230	222	69
Gain on sale of real estate owned	-	9	-	-
Gain on sale of securities	689	518	243	176
Total non-interest income	1,888	1,305	697	434

Non-interest expense
Salaries and employee benefits	2,783	2,612	930	875
Occupancy and equipment	797	809	269	314
Data processing	325	294	95	94
Other expenses	954	1,083	294	353
Total non-interest expense	4,859	4,798	1,588	1,636

Income before income taxes	1,802	2,378	603	784
Provision for income taxes	546	814	208	268

Net income	$1,256	$1,564	$ 395	$ 516

Basic earnings per share	$ 1.39	$ 1.76	$ .43	$ .58
Diluted earnings per share	$ 1.29	$ 1.64	$ .40	$ .54
Comprehensive income	$ 617	$1,094	$ 352	$ 354

See accompanying notes to condensed consolidated financial statements.

4.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
(In thousands)
(Unaudited)

	2003	2002
Cash flows form operating activities
Net income	$ 1,256	$ 1,564
Adjustments to reconcile net income to net cash from
operating activities
Depreciation	183	282
Amortization of intangibles	68	68
Net amortization of securities premiums	1,401	873
Change in deferred loan fees	47	(5)
Gain on sale of assets	-	7
Gain on sale of securities	(689)	(518)
Change in loans held for sale	(337)	574
Federal Home Loan Bank stock dividends	(511)	(151)
Fund dividend reinvested	(175)	-
Increase in value of bank-owned life insurance	(181)	-
Change in accrued interest receivable and other assets	131	16
Change in accrued interest payable and other liabilities	(165)	1,207
Stock awards expense	26	175
ESOP compensation	365	328
Net cash from operating activities	1,419	4,420

Cash flows from investing activities
Purchase of securities available-for-sale	(62,315)	(13,106)
Proceeds from sales of securities available-for-sale	7,736	1,922
Principal payments of mortgage-backed securities and
collateralized mortgage obligations	51,600	22,528
Proceeds from maturities and calls of securities	18,127	4,611
Net change in loans	7,664	6,199
Purchases of securities held-to-maturity	(14,567)	(49,671)
Purchases of bank owned life insurance	-	(5,000)
Purchases of premises and equipment, net	(211)	(1,045)
Net cash from investing activities	8,034	(33,562)

Cash flows from financing activities
Net increase in deposits	7,909	5,960
Change in advance payments by borrowers for taxes and insurance	(863)	163
Purchase of treasury shares	(198)	(1,084)
Change in Federal Home Loan Bank advances	(2,903)	6,975
Change in note payable	150	550
Exercise of stock options	191	-
Dividends paid	(466)	(443)
Net cash from financing activities	3,820	12,121

Net change in cash and cash equivalents	13,273	(17,021)
Cash and cash equivalents at beginning of period	28,204	28,157
Cash and cash equivalents at end of period	$41,477	$11,136

See accompanying notes to condensed consolidated financial statements.

5.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
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

6.

Next Page

HEMLOCK FEDERAL FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(In thousands except share data)
(Unaudited)

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Retained Earnings	Accumulated Compre- hensive Income	Total Stockholders' Equity	Compre- hensive Income

Balance at December 31, 2002	$21	$20,838	$(17,788)	$(665)	$(109)	$18,384	$803	$21,484	$ -

Net income for nine months
ended September 30, 2003	-	-	-	-	-	1,256	-	1,256	1,256

ESOP shares earned	-	240	-	125	-	-	-	365	-

Stock awards earned	-	-	-	-	26	-	-	26	-

Change in unrealized gain
on securities available-for-sale, net	-	-	-	-	-	-	(639)	(639)	(639)

Treasury stock purchase, net	-	-	(198)	-	-	-	-	(198)	-

Exercise of 11,050 options	-	65	178	-	-	-	-	243	-

Dividends declared ($.48 per share)	-	-	-	-	-	(466)	-	(466)	-

Balance at September 30, 2003	$21	$21,143	$(17,808)	$(540)	$ (83)	$19,174	$164	$22,071	$617

See accompanying notes to condensed consolidated financial statements.

7.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. The accompanying unaudited interim consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Corporation in the preparation of its consolidated financial statements, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. Annualized results of operations during the nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year of 2003.

NOTE 2

A reconciliation of the numerators and denominators for earnings per common share computations is presented below:

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
Earnings per share
Net income available to common stockholders	$1,265	$1,564	$395	$516

Weighted average basic shares outstanding	903	889	909	884

Basic earnings per share	$1.39	$1.76	$.43	$.58

Weighted average basic shares outstanding	903	889	909	884
Dilutive effect of stock options	73	60	80	68
Dilutive effect of stock awards	1	3	1	3
Weighted average diluted shares outstanding	977	952	990	955

Diluted earnings per share	$1.29	$1.64	$.40	$.54

(Continued)

8.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

Reported net income	$1,256	$1,564	$395	$516
Deduct: Stock-based compensation expense
determined under fair value based method	7	306	2	55

Pro forma net income	$1,249	$1,258	$393	$461

Basic earnings per share as reported	$1.39	$1.76	$.43	$.58
Pro forma basic earnings per share	1.38	1.42	.43	.52

Diluted earnings per share as reported	1.29	1.64	.40	.54
Pro forma diluted earnings per share	1.29	1.32	.40	.48

(Continued)

9.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2003

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corporation and Subsidiary at September 30, 2003 and the consolidated results of operations for the three and nine months ended September 30, 2003, compared to the same periods in 2002. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Results of Operations

Consolidated net income of the Corporation for the third quarter of 2003 totaled $395,000, or $.43 per share basic and $.40 per share diluted, as compared to net income of $516,000, or $.58 per share basic and $.54 per share diluted, earned for the third quarter of 2002. Net income for the nine month period ended September 30, 2003 was $1.26 million, or $1.39 per share basic and $1.29 per share diluted compared to $1.56 million or $1.76 per share basic and $1.64 per share diluted for the same period one year ago.

Net Interest Income

Net interest income before provision for loan losses was $1.49 million and $4.77 million for the three and nine month periods ended September 30, 2003, respectively, as compared to $1.99 million and $5.87 million for the same periods in 2002. For the three and nine month periods ended September 30, 2003, interest income decreased to $3.34 million and $10.55 million, respectively, from $4.07 million and $12.27 million for the same periods ended September 30, 2002. This decrease is due primarily to a decrease in the yield earned on interest-earning assets as a result of a lower interest rate environment.

The declining interest rate environment has had the most significant effect on the yield earned on the securities portfolio, due to high levels of prepayments and the resulting increase in the amortization of premium. Excess cash flow resulting from prepayments on the securities portfolio was reinvested into securities with significantly lower yields, thus reducing interest income. In addition, a higher level of cash and cash equivalents was maintained in anticipation of higher interest rates in the future. As interest rates have increased during the past quarter, it is anticipated that cash and cash equivalents will be invested in securities in the months ahead. Interest income on securities decreased from $1.20 million and $3.42 million for the three and nine month periods ended September 30, 2002, respectively, to $748,000 and $2.74 million for the three and nine month periods ended September 30, 2003, respectively. The declining interest rate environment also impacted the yield on loans, as a significant portion of the Bank's loan portfolio was refinanced into loans with lower interest rates. In addition, the lower level

(Continued)

10.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2003

of interest income on loans is due to a decrease in the average balance of loans receivable for the three and nine month periods ended September 30, 2003, as compared to the same period one year ago. Interest income on loans decreased from $2.53 million and $7.83 million for the three and nine month periods ended September 30, 2002, respectively, to $2.03 million and $6.55 million for the three and nine month periods ended September 30, 2003, respectively.

The lower interest rate environment also resulted in a decrease in interest expense, which was $1.84 million and $5.77 million for the three and nine month periods ended September 30, 2003, respectively, as compared to $2.08 million and $6.40 million for the three and nine month periods ended September 30, 2002, respectively. The net interest margin has decreased from 2.63% for the quarter ended September 30, 2002 to 1.93% for the quarter ended September 30, 2003 and from 2.92% for the nine months ended September 30, 2002 to 2.08% for the nine months ended September 30, 2003. The decrease in net interest margin is due to the decrease in yield on interest earning assets, as a result of the significant increases in loan refinances and mortgage-related security prepayments, as well as an increase in cash and cash equivalents. While the cost of funds has also decreased, it has been to a lesser degree, as core deposit rates are nearing zero, and certificates of deposits do not reprice until they reach maturity. The Company has sought to maintain a relatively low level of rate risk, and a defensive posture in anticipation of higher reinvestment rates in the future. Since interest rates along the yield curve have risen considerably from their second quarter lows, management has begun to reinvest cash and cash equivalents into securities, while offering competitive rates on all loan products. These factors, along with a slowdown in the amortization of premium on the securities portfolio, will likely result in a widening of the net interest margin in the coming quarter, assuming that interest rates do not change significantly from their current levels.

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

The Corporation's allowance for loan losses was $969,000 as of September 30, 2003, equal to .69% of total loans. The bank had non-performing assets totaling $228,000 as of September 30, 2003. Although management believes the allowance for loan losses reflects probable incurred losses on existing loans at September 30, 2003, there can be no assurance that such losses will not exceed estimated amounts.

(Continued)

11.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2003

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income increased to $697,000 and $1.89 million for the three and nine month periods ended September 30, 2003, respectively, as compared to $434,000 and $1.31 million for the same periods ended September 30, 2002. The $263,000 increase for the quarter ended September 30, 2003 is attributable to increased fee income on checking accounts and ATM transactions, an increase in the gain on the sale of securities, as well as income attributable to Bank Owned Life Insurance, which was purchased in the third quarter of 2002. Similar factors affected the nine month period ended September 30, 2003.

Non-interest expense decreased to $1.59 million for the three month period ended September 30, 2003, respectively, as compared to $1.64 million for the same period one year ago. The decrease is due to decreases in occupancy and equipment expense, as well as marketing expense, partially offset by an increase in compensation expense. Non-interest expense increased to $4.86 million for the nine month period ended September 30, 2003, as compared to $4.80 million for the same period one year ago. The increase is due to an increase in compensation expense, partially offset by a decrease in other expenses.

Provision for Income Taxes

The Corporation's federal and state income tax expense decreased to $208,000 and $546,000 for the three and nine month periods ended September 30, 2003, respectively, from $268,000 and $814,000, for the same periods ended September 30, 2002. While this decrease is primarily attributable to the decrease in net income before taxes, a portion of the decrease is also due to the tax exempt status of income earned from the previously noted investment in Bank Owned Life Insurance.

Financial Condition

Consolidated total assets increased to $320.42 million as of September 30, 2003, from $316.16 million as of December 31, 2002. Securities held to maturity decreased from $77.44 million as of December 31, 2002 to $49.20 million as of September 30, 2003, while securities available for sale increased from $39.89 million to $65.96 million during the same period. Cash and cash equivalents increased from $28.20 million as of December 31, 2002 to $41.48 million as of September 30, 2003. Loans receivable decreased to $140.06 million as of September 30, 2003 from $147.44 million as of December 31, 2002, due primarily to the acceleration in refinance activity, particularly from loans obtained through the acquisition of Midwest Savings Bank, which took place in June of 2000.

Total liabilities increased to $298.35 million as of September 30, 2003, from $294.68 million as of December 31, 2002. Total deposits increased to $209.63 million as of September 30, 2003 from $201.73 million as of December 31, 2002. Total borrowings decreased from $89.06 million as of

(Continued)

12.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2003

December 31, 2002, to $86.31 million as of September 30, 2003. The decrease in total borrowings is due to the maturity of a Federal Home Loan Bank advance.

Stockholders' equity increased to $22.07 million as of September 30, 2003 from $21.48 million as of December 31, 2002. The increase is primarily due to the income earned during the first nine months of 2003, partially offset by dividends paid as well as a decrease in the valuation of the available for sale portfolio.

Capital Resources and Commitments

The Bank is subject to two capital to asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2003 and December 31, 2002.

	Regulatory Requirement To Be Adequately Capitalized	Actual
		September 30, 2003	December 31, 2002

Core capital	4.0%	6.54%	7.13%
Risk-based capital	8.0%	14.52%	16.73%

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

The Bank's regulatory liquidity ratio at September 30, 2003 was 20.78%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $789,000 at September 30, 2003. Certificate of deposits, which are scheduled to mature in one year or less from September 30, 2003, totaled $30.68 million. Based on both historical experience and current market conditions, management believes that a significant portion of these deposits will remain with the bank. In addition, the Bank anticipates it will have sufficient funds available to meet all current loan commitments.

(Continued)

13.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2003

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

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities,

(Continued)

14.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2003

expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at June 30, 2003, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments). As of December 31, 2002, due to the current level of interest rates, the Office of Thrift Supervision no longer provides NPV estimates for decreases in interest rates greater than 100 basis points.

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent

+300	$19,622	6.20%	$(6,947)	(26)
+200	23,182	7.17	(3,387)	(13)
+100	25,448	7.74	(1,121)	(4)
-	26,569	7.98	-	-
-100	25,519	7.60	(1,050)	(4)

For the purposes of comparison, the following table sets forth, as of March 31, 2003, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

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

(Continued)

15.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
September 30, 2003

While the September 30, 2003 interest rate risk analysis was not yet available, management believes that the Bank's interest rate risk has not changed significantly from the levels indicated as of June 30, 2003.

Item 4. Controls and Procedures

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13-a-15(e) under the Securities Exchange Act of 1934, "the Act") as of September 30, 2003, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Annual Meeting

The Corporation's Annual Meeting for the fiscal year ending December 31, 2003 will be held on May 5, 2004 at 10:30 a.m. at the Oak Forest office of the Corporation.

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

HEMLOCK FEDERAL FINANCIAL CORP.
(Registrant)

/s/ Maureen G. Partynski

Maureen G. Partynski Chief Executive Officer
November 11, 2003

/s/ Michael R. Stevens

Michael R. Stevens President
November 11, 2003

/s/ Jean M. Thornton

Jean M. Thornton Chief Financial Officer
November 11, 2003

18.

End.