Form 10-K
period 2003-12-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 2004-03-11
CIK 1029654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________________ to ___________________________

	Commission file number	0-22103

HEMLOCK FEDERAL FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	36-4126192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 West 159th Street, Oak Forest , Illinois	60542
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	(708) 687-9400

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of class)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO ___

            Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            Indicate by check mark whether the registrant is an accelerated filer (s defined in Rule 12b-2f of the Act). YES       NO X

            The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock last sold on the Nasdaq SmallCap Market as of the last business day of the registrant's most recently completed second fiscal quarter was $15.9 million.

            As of March 3, 2004, there were issued and outstanding 974,168 shares of the Issuer's Common Stock.

            Transitional Small Business Disclosure Format (check one): Yes       No   X

DOCUMENTS INCORPORATED BY REFERENCE
Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 2003.
Part III of Form 10-K - Proxy Statement for 2004 Annual Meeting of Stockholders.

Next Page

PART I

Item 1. Business

General

            Hemlock Federal Financial Corporation ("Hemlock" or the "Company") was formed in 1997 by Hemlock Federal Bank for Savings ("Hemlock Federal" or the "Bank") under the laws of Delaware for the purpose of becoming the savings and loan holding company of the Bank. The Company's business consists primarily of the business of Hemlock Federal.

            Hemlock Federal is a federally chartered stock savings bank headquartered in Oak Forest, Illinois. Hemlock Federal was originally chartered in 1904 as an Illinois-chartered savings bank. In 1959, Hemlock Federal converted to a federal mutual charter. In 1997 Hemlock Federal converted from a mutual to a federally chartered stock savings bank. Hemlock Federal currently serves the financial needs of communities in its market area through its main office located in Oak Forest, Illinois and its five branch offices located in Oak Lawn, Bolingbrook, Lemont, and Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2003, Hemlock Federal had total assets of $318.8 million, deposits of $206.7 million and equity of $22.3 million (or 7.0% of total assets).

            Hemlock Federal has been, and intends to continue to be, an independent, community oriented, financial institution. Hemlock Federal's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgages and, to a lesser extent, multi-family, consumer and other loans primarily in its market area. At December 31, 2003, $108.1 million, or 79.4%, of the Bank's total loan portfolio consisted of one- to four-family residential mortgage loans. The Bank also invests in mortgage-backed and other securities and other permissible investments.

            The executive offices of the Bank are located at 5700 West 159th Street, Oak Forest, Illinois 60452-3198 and its telephone number is (708) 687-9400. Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

Forward-Looking Statements

            The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2003. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Lending Activities

            General. The principal lending activity of the Bank is originating for its portfolio fixed and to a lesser extent, adjustable rate ("ARM") mortgage loans secured by one- to four-family residences located primarily in the Bank's market area. To a lesser extent, Hemlock Federal also originates multi-family real estate, consumer and other loans in its market area. At December 31, 2003, the Bank's net loans receivable, totaled $135.7 million.

            Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 2003, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $3.4 million. As of December 31, 2003, the largest dollar amount outstanding or committed to be lent to one borrower or group of related borrowers relates to one borrower totaling $1.8 million secured by four separate multi-family dwellings located in Tinley Park, Illinois, and two single family residences located in Orland Park, Illinois. The second largest amount outstanding or committed to be lent to one borrower or group of related borrowers as of December 31, 2003 related to one borrower totaling $1.3 million secured by three separate multi-family dwellings located in Oak Lawn and Chicago Ridge, Illinois, one three unit dwelling located in Chicago, Illinois, and one single family residence located in Oak Lawn, Illinois. The third largest amount outstanding or committed to be lent to one borrower or group of related borrowers related to one borrower totaling $894,331 secured by two separate multi-family dwellings located in Naperville, Illinois. At December 31, 2003, the Bank's largest multi-family loan outstanding to one borrower totaled $527,507 and was secured by a six-unit multi-family dwelling in Chicago Ridge, Illinois. At December 31, 2003, these loans were performing in accordance with their terms. As of December 31, 2003, there were no other loans with carrying values in excess of $500,000.

            All of the Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's appraisal policy). The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns or confirmations. All loans originated by Hemlock Federal are approved by the loan committee currently comprised of Chairman Partynski, President Stevens, Director Bucz and Chief Lending Officer Neil Christensen and ratified by the full Board of Directors.

            The Bank requires title insurance or other evidence of title on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also

Next Page

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

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family(1)	$108,091	79.42%	$112,006	75.87%	$122,608	78.30%	$123,372	79.66%	$ 91,505	78.03%
Multi-family	18,748	13.78	27,730	18.78	27,330	17.46	24,430	15.77	21,031	17.94
Commercial	151.11		192.13		379.24		430.28		181.15
Total real estate loans	126,990	93.31	139,928	94.78	150,317	96.00	148,232	95.71	112,717	96.12

Consumer loans:
Deposit account	103.08		82.06		78.05		150.10		114.10
Automobile	61.04		136.09		227.15		358.23		265.23
Home equity	8,945	6.57	7,491	5.07	5,952	3.80	6,137	3.96	4,164	3.55
Total consumer loans	9,109	6.69	7,709	5.22	6,257	4.00	6,645	4.29	4,543	3.88
Total loans	136,099	100.00%	147,637	100.00%	156,574	100.00%	154,877	100.00%	117,260	100.00%

Less:
Deferred costs	525		768		868		913		533
Allowance for losses	(969)		(969)		(969)		(969)		(795)
Total loans receivable, net	$135,655		$147,436		$156,473		$154,821		$116,998

(1)   Including loans held for sale.

Next Page

            The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family (1)	$103,501	76.05%	$105,556	71.50%	$111,640	71.30%	$107,612	69.48%	$82,993	70.78%
Multi-family	18,748	13.78	27,730	18.78	27,330	17.46	24,430	15.77	21,031	17.94
Commercial	151.11		192.13		379.24		430.28		181.15
Total real estate loans	122,400	89.94	133,478	90.41	139,349	89.00	132,472	85.53	104,205	88.87
Consumer	9,109	6.69	7,709	5.22	6,257	4.00	6,645	4.29	4,543	3.87
Total fixed-rate loans	131,509	96.63	141,187	95.63	145,606	93.00	139,117	89.82	108,748	92.74

Adjustable-Rate Loans
Real estate:
One-to four-family	4,590	3.37	6,450	4.37	10,968	7.00	15,760	10.18	8,512	7.26
Total adjustable rate loans	4,590	3.37	6,450	4.37	10,968	7.00	15,760	10.18	8,512	7.26

Total loans	136,099	100.00%	147,637	100.00%	156,574	100.00%	154,877	100.00%	117,260	100.00%

Less:
Deferred fees and discounts	525		768		868		913		533
Allowance for losses	(969)		(969)		(969)		(969)		(795)
Total loans receivable, net	$135,655		$147,436		$156,473		$154,821		$116,998

(1)   Including loans held for sale.

Next Page

            The following schedule illustrates the contractual maturity of the Bank's loan portfolio at December 31, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to four-family(2)		Multi-family and Commercial Real Estate		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Year(s) Ended December 31,
2004(1)	$ 2,284	4.86%	$ 352	7.17%	$6,875	4.00%	$ 9,511	4.32%
2005 and 2006	1,637	6.40	688	7.90	197	7.64	2,522	6.91
2007 to 2011	20,182	5.86	5,829	6.48	910	6.85	26,921	6.02
2012 to 2026	57,045	5.61	12,030	6.99	1,127	6.33	70,202	5.86
2027 and following	26,943	6.36	---	---	---	---	26,943	6.36
Total	$108,091		$18,899		$9,109		$136,099

_____________
(1) Included demand loans, loans having no stated maturity and overdraft loans.
(2) Includes loans held for sale.

            The total amount of loans due after December 31, 2004 which have predetermined interest rates is $124.1 million while the total amount of loans due after such dates which have floating or adjustable interest rates is $2.5 million.

            One- to Four-Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in the Bank's market area.

            The Bank currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. The Bank also offers a fixed rate seven year balloon product with a 30 year amortization schedule which is due in seven years but which, under certain circumstances, may be converted into a fully amortizing fixed rate loan for an additional term of up to 23 years. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. As of December 31, 2003, the Bank had $16.6 million of fixed rate loans (most of which were seven year balloon loans) with contractual terms of less than 10 years, $57.8 million of fixed rate loans with contractual terms of 10-15 years and $29.0 million of fixed rate loans with contractual terms of more than 15 years.

            The Bank also offers ARMs which carry interest rates which adjust annually at a margin (generally 2.875%) over the yield on the One Year Average Monthly U.S. Treasury Constant Maturity Index ("one year CMT"). Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for up to 200 basis point annual interest rate change cap and a lifetime cap generally of up to 600 basis points over the initial rate. Initial

Next Page

interest rates offered on the Bank's ARMs may be approximately 100 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate. As a result, the risk of default on these loans may increase as interest rates increase. The Bank also originates ARMs which carry interest rates which are fixed for an initial term of up to five years and subsequently adjust annually to a margin over the one-year CMT. The Bank's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and may be convertible into fixed-rate loans. At December 31, 2003 one- to four-family ARMs totaled $4.6 million, or 3.4% of the Bank's total loan portfolio.

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

            While the Bank seeks to originate most of its one- to four-family residential loans in amounts which are less than or equal to the applicable Federal Home Loan Mortgage Corporation maximum (currently $333,700), the Bank does, on an exceptional basis, make one- to four-family residential loans in amounts in excess of such maximum. The Bank's delinquency experience on such loans has been similar to its experience on its other residential loans.

            The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

            Multi-family and Commercial Real Estate Lending.   In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank originates permanent multi-family real estate loans secured by properties in its primary market area. At December 31, 2003, the Bank had multi-family loans totaling $18.7 million, or 13.8% of the Bank's total loan portfolio, and $151,000 in commercial real estate loans, representing 0.1% of the total loan portfolio.

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

Next Page

estate loans are reviewed by the Bank's loan committee. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. The Bank obtains personal guarantees on these loans.

            At December 31, 2003, the Bank's largest multi-family loan outstanding totaled $527,507 secured by a six-unit multi-family dwelling located in Chicago Ridge, Illinois. At such date, this loan was performing in accordance with its terms.

            Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. While the Bank has experienced losses on several multi-family and commercial real estate loans in the past, as of December 31, 2003, there were no multi-family loans or commercial real estate loans delinquent 90 days or more.

            Consumer Lending. Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank originates a variety of different types of consumer loans, including home equity loans, automobile and deposit account loans for household and personal purposes. Due to the tax advantages to the borrower of home equity loans and the low interest rate environment, the Bank has focused its recent consumer lending activities on home equity lending. At December 31, 2003 consumer loans totaled $9.1 million or 6.7% of total loans outstanding.

            Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Bank's consumer loans are made at both fixed and adjustable interest rates, with terms of up to 10 years.

            The Bank's home equity loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 90% of the appraised value of the property or $100,000. These loans are written with fixed terms of up to 10 years and carry fixed interest rates. At December 31, 2003, the Bank's home equity loans totaled $8.9 million, or 6.6% of the Bank's total loan portfolio. In 1998 the Bank also began offering home equity lines of credit to qualifying borrowers. These loans, when combined with the balance of a first mortgage lien, may not exceed 90% if the first mortgage lien is held by the Bank, or 80% if the first mortgage lien is held elsewhere, or in either case $100,000. At December 31, 2003, the Bank's home equity lines of credit totaled $6.7 million outstanding, or 4.9% of the Bank's total loan portfolio.

            The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the

Next Page

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

Next Page

            The following table shows the loan origination and repayment activities of the Bank for the periods indicated.

	Year Ended December 31,

	2003	2002	2001
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	644	758	$ 1,259
- multi-family	---	---	---
Total adjustable-rate	644	758	1,259
Fixed rate:
Real estate - one- to four-family	47,463	38,479	41,234
- multi-family	7,966	6,003	6,987
Non-real estate - consumer	6,983	6,533	5,363
Total fixed-rate	62,412	51,015	53,584
Total loans originated	63,056	51,773	54,843

Loans acquired	---	---	---

Sales:
Real estate - one- to four-family	(1,515)	(3,372)	(14,900)

Principal repayments	(73,079)	(57,338)	(38,249)
Total reductions	(74,594)	(60,710)	(53,149)
Increase (decrease) in other items, net	(243)	(100)	(42)
Net increase (decrease)	$(11,781)	$ (9,037)	$ 1,652

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

Next Page

            Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at December 31, 2003. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Real Estate
	One- to four-family(1)			Commercial/Multi-Family			Consumer and Other			Total
	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent
	(Dollars in Thousands)
Loans delinquent for:

December 31, 2003:
30-59 days	19	$1,461	83.39%	---	$ ---	---%	11	$359	100.00%	30	$1,820	86.22%
60-89 days	---	---	---	---	---	---	---	---	---	---	---	---
90 days and over	2	291	16.61	---	---	---	---	---	---	2	291	13.78
Total	21	$1,752	100.00%	---	$ ---	---%	11	$359	100.00%	32	$2,111	100.00%

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

            On the basis of management's review of its assets, at December 31, 2003, the Bank had classified a total of $291,000 of its loans and other assets as follows:

December 31, 2003
(In Thousands)
Special Mention	$291
Substandard	---
Doubtful	---
Loss	---
Total	$291
General loss allowance	$969
Specific loss allowance	---
Charge-offs	---

Next Page

            Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Foreclosed assets include assets acquired in settlement of loans.

December 31,
	2003	2002	2001
(Dollars in Thousands)
Non-accruing loans:
One- to four-family	291	415	$588
Multi-family	---	---	---
Commercial real estate	---	---	---
Construction or development	---	---	---
Consumer	---	---	---
Total	291	415	588

Accruing loans delinquent more than 90 days:
One- to four-family	---	---	---
Multi-family	---	---	---
Commercial real estate	---	---	---
Construction or development	---	---	---
Consumer	---	---	---
Total	---	---	---

Foreclosed assets:
One- to four-family	---	---	---
Multi-family	---	---	---
Commercial real estate	---	---	---
Construction or development	---	---	---
Consumer	---	---	---
Total	---	---	---

Renegotiated loans	---	---	---

Total non-performing assets	$ 291	$ 415	$ 588

Total as a percentage of total assets;	.09%	.13%	.20%

            For the years ended December 31, 2003 and 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $20,887 and $28,736, respectively. The amounts that were included in interest income on such loans were $14,769 and $19,965 for the years ended December 31, 2003 and 2002, respectively.

            Management considers the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

Next Page

            The following table sets forth an analysis of the Bank's allowance for loan losses.

Year Ended December 31,
	2003	2002	2001
(Dollars in Thousands)

Balance at beginning of period	$969	$969	$969

Charge-offs:
One- to four-family	---	---	---
Multi-family	---	---	---
Commercial real estate	---	---	---
Consumer	---	---	---
	---	---	---

Recoveries:
One- to four-family	---	---	---
Multi-family	---	---	---
Commercial real estate	---	---	---
Consumer	---	---	---
	---	---	---

Net charge-offs	---	---	---
Additions charged to operations	---	---	---
Balance at end of period	$969	$969	$969

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	---%	---%	---%

Ratio of net charge-offs (recoveries) during the period to average non-performing assets	---%	---%	---%

Next Page

            The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2003			2002			2001
	Amount of loan loss Allowance	Loan Amounts by Category	Percent of loans in Each Category of Total Loans	Amount of loan loss Allowance	Loan Amounts by Category	Percent of loans in Each Category of Total Loans	Amount of loan loss Allowance	Loan Amounts by Category	Percent of loans in Each Category of Total Loans
	(In Thousands)
One- to four-family(1)	$323	$108,091	79.42%	$225	$112,006	75.87%	$245	$122,608	78.30%
	107	18,748	13.78	277	27,730	18.78	273	27,330	17.46
Commercial real estate	1	151.11		6	192.13		12	379.24
Consumer	113	9,109	6.69	23	7,709	5.22	19	6,257	4.00
Unallocated	425	---	---	438	---	---	420	---	---
Total	$969	$136,099	100.00%	$969	$147,637	100.00%	$969	$156,574	100.00%

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

            The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the amount of the allowance for loan losses is consistent with prior years.

Next Page

Investment Activities

            General. Hemlock Federal must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations to ensure Hemlock Federal's safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, Hemlock Federal has maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 2003, Hemlock Federal's liquidity ratio was 17.4%.

            Generally, the investment policy of Hemlock Federal is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. As required by Statement of Financial Accounting Standard No. 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that Hemlock Federal has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At December 31, 2003, Hemlock Federal had no securities that were classified as trading, and had $61.5 million of mortgage-backed and related securities and $18.5 million of other securities classified as held-to-maturity. Available- for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At December 31, 2003, $29.2 million of mortgage-backed and related securities and $36.2 million of other securities were classified as available-for-sale.

            Mortgage-Backed and Related Securities. In order to supplement its lending activities and achieve its asset liability management goals, the Bank invests in mortgage-backed and related securities. As of December 31, 2003, all of the mortgage-backed and related securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AAA" by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

            Consistent with its asset/liability management strategy, at December 31, 2003, $37.1 million, or 40.9% of Hemlock Federal's mortgage-backed and related securities had adjustable or floating interest rates. In addition, as discussed below, as of the same date, the Bank had $7.4 million of fixed rate collateralized mortgage obligations ("CMOs") with anticipated average lives of five years or less.

            The Bank's CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a

Next Page

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

            The following table sets forth the composition of the Bank's mortgage-backed securities at the dates indicated.

	December 31,
	2003		2002		2001
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Mortgage-backed securities held-to- maturity:
GNMA	$16,658	18.37%	$22,454	23.37%	$19,419	26.88%
FNMA	31,788	35.06	22,647	23.57	17,054	23.61
FHLMC	7,766	8.56	6,942	7.22	4,874	6.75
CMOs	5,302	5.85	20,254	21.08	10,518	14.56
	61,514	67.84	72,297	75.24	51,865	71.80
Mortgage-backed securities available-for- sale:
FNMA	13,260	14.62	14,107	14.68	3,759	5.20
FHLMC	4,208	4.64	1,056	1.10	1,383	1.92
CMOs	4,965	5.48	8,625	8.98	15,229	21.08
GNMA	6,732	7.42	---	---	---	---
	29,165	32.16	23,788	24.76	20,371	28.20

Total mortgage-backed securities	$90,679	100.00%	$96,085	100.00%	$72,236	100.00%

Next Page

            The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 2003.

	Due in							December 31, 2003
	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years	Amortized Cost	Carrying Value
	(In Thousands)

Federal Home Loan Mortgage Corporation	$ ---	$ ---	$ 98	$ 204	$ 97	$10,217	$ 1,276	$11,892	$11,974
Federal National Mortgage Association	---	---	---	21	2,304	16,591	25,891	44,807	45,048
Government National Mortgage Association	3	---	---	---	51	5,024	18,439	23,517	23,390
CMOs	---	---	---	1,779	---	1,013	7,408	10,200	10,267
Total	$ 3	$ ---	$ 98	$2,004	$2,452	$32,845	$53,014	$90,416	$90,679

Weighted average yield	10.00%	---%	8.57%	2.85%	6.92%	5.70%	5.11%	5.33%	5.33%

Next Page

            As of December 31, 2003, the Bank did not have any mortgage-backed securities in excess of 10% of retained earnings except for FNMA, FHLMC and GNMA issues, amounting to $45.0 million, $12.0 million and $23.4 million, respectively.

            The market values of a portion of the Bank's mortgage-backed securities held-to-maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns.

            The following table shows mortgage-backed securities purchase, sale and repayment activities of the Bank for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Purchases:
Adjustable-rate	$12,995	$23,761	$13,045
Fixed-rate	39,237	16,682	5,268
CMOs	22,188	14,152	16,732
Total purchases	74,420	54,595	35,045

Sales:
Adjustable-rate	---	---	---
Fixed-rate	---	---	---
CMOs	---	---	2,347
Total sales	---	---	2,347

Principal repayments	(80,057)	(31,144)	(28,103)
Discount/premium net change	545	311	701
Fair value net change	(314)	87	487
Net increase (decrease)	$ (5,406)	$23,849	$ 5,783

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

            In order to complement its lending and mortgage-backed securities investment activities and to increase its holding of short and medium term assets, the Bank invests in liquid investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 2001, the Bank's securities portfolio totaled $5.2 million. Equity securities at December 31, 2003 includes approximately $18.2 million in mutual funds invested primarily in short-term government obligations and pools of adjusted rate mortgage loans.

            The following table sets forth the composition of the Bank's securities and other earning assets at the dates indicated.

	December 31,
	2003		2002		2001
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities held-to-maturity:
Federal agency obligations	$18,472	100.00%	$ 5,147	100.00%	$ 4,402	100.00%

Securities available-for sale:
Federal agency obligations	---	---	---	---	---	---

Total securities	$18,472	100.00%	$5,147	100.00%	$4,402	100.00%

Average remaining life of securities:	7 years		6 years		7 years

Other earning assets:
Interest-earning deposits with banks	9,770	19.09	22,167	48.72%	$23,786	56.98%
Other equity securities	18,170	35.50	---	---	---	---
FHLB stock	10,647	20.80	10,136	22.28	3,745	8.97
FHLMC stock	7,902	15.44	8,196	18.01	8,849	21.20
FNMA stock	4,696	9.17	5,000	10.99	5,368	12.85
Total	$51,185	100.00%	$45,499	100.00%	$41,748	100.00%

            In addition to the Bank's portfolio of securities and other earning assets, the Company also maintains a securities portfolio. The Company's portfolio consists primarily of equity investments in companies within the financial services industry. As of December 31, 2003, the Company's investment in equity securities had a carrying value of $5.4 million.

Next Page

            The composition and maturities of the debt securities portfolio, excluding FNMA and FHLB stock and other equity securities, are indicated in the following table.

	December 31, 2003
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost
	(Dollars in Thousands)

Federal agency obligations	$ ---	$ ---	$11,415	$7,057	$18,472	$18,472
Weighted average yield	---%	---%	6.32%	4.14%	5.49%	5.49%

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

Next Page

            The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(Dollars In Thousands)

Opening balance	$201,725	$189,456	$179,424
Deposits	467,431	479,012	459,330
Withdrawals	(465,407)	470,838	(455,862)
Interest credited	2,923	4,095	6,564
Ending balance	$206,672	$201,725	$189,456
Net increase	$ 4,947	$ 12,269	$ 10,032
Percent increase	2.45%	6.48%	5.59%

            The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

	December 31,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:
Passbook Accounts .50%	$ 80,908	39.15%	$ 73,862	36.61%	$ 65,148	34.39%
NOW Accounts .20%	31,413	15.20	29,366	14.56	26,987	14.24
Money Market Accounts ..75%	10,544	5.10	10,107	5.01	10,203	5.39

Total Non-Certificates	122,865	59.45	113,335	56.18	102,338	54.02

Certificates:
0.00 - 3.99%	70,105	33.92	69,539	34.47	42,178	22.26
4.00 - 5.99%	13,183	6.38	17,940	8.90	38,407	20.27
6.00 - 7.99%	519.25		911.45		6,533	3.45

Total Certificates	83,807	40.55	88,390	43.82	87,118	45.98

Total Deposits	$206,672	100.00%	$201,725	100.00%	$189,456	100.00%

Next Page

            The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2003.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$17,210	$14,143	$17,580	$20,753	$69,686

Certificates of deposit of $100,000 or more	1,223	2,719	3,870	6,309	14,121

Total certificates of deposit	$18,433	$16,862	$21,450	$27,062	$83,807

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

	Year Ended December 31,
	2003	2002	2001
	(Dollars In Thousands)
Maximum Balance:
FHLB Advances	$86,807	$82,710	$69,450
Notes Payable	$ 6,500	$ 6,500	$ 6,200

Average Balance:
FHLB Advances	$81,908	$75,252	$64,306
Notes Payable	$ 6,500	$ 6,233	$ 5,730

Next Page

            The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.
	December 31,
	2003	2002	2001
	(Dollars in Thousands)

FHLB advances;	$79,807	$82,710	$68,985

Weighted average interest rate during the period of FHLB advances	5.20%	5.48%	5.76%

Weighted average interest rate at end of period of FHLB advances	5.10%	5.37%	5.59%

Subsidiary and Other Activities

            As a federally chartered savings bank, Hemlock Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly. At December 31, 2003, Hemlock Federal did not have any subsidiaries.

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

            Hemlock Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2003, Hemlock Federal's lending limit under this restriction was $3.4 million. Hemlock Federal is in compliance with the loans-to-one-borrower limitation.

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

            The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual Hemlock Federal stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2003, Hemlock Federal had intangible assets totaling $1.3 million, consisting of goodwill and core deposit intangibles, recorded as assets on its financial statements.

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

            At December 31, 2003, Hemlock Federal had tangible capital of $20.9 million, or 6.7% of adjusted total assets, which is approximately $16.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 2003, Hemlock Federal had no intangibles which were subject to these tests.

            At December 31, 2003, Hemlock Federal had core capital equal to $20.9 million, or 6.7% of adjusted total assets, which is $8.5 million above the minimum leverage ratio requirement of 4% as in effect on that date.

Next Page

            The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2003, Hemlock Federal had $969,000 of general loss reserves and no capital instruments that qualify as supplementary capital, which was less than 1.25% of risk-weighted assets.

            Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Hemlock Federal had $1.1 million in exclusions from Tier 1 capital and assets at December 31, 2003.

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

            On December 31, 2003, Hemlock Federal had total capital of $21.9 million (including $20.9 million in core capital and $1.1 million in qualifying supplementary capital) and risk-weighted assets of $144.7 million; or total capital of 15.1% of risk-weighted assets. This amount was $10.3 million above the 8% requirement in effect on that date.

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

Limitations on Dividends and Other Capital Distributions

            OTS regulations impose various restrictions on distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

            Generally, savings institutions, such as Hemlock Federal, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to or greater than 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Hemlock Federal may pay dividends in accordance with this general authority. Based on this authority, Hemlock Federal would be limited to making capital distributions no greater than $1.2 million as of December 31, 2003.

            Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

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

Qualified Thrift Lender Test

            All savings associations, including Hemlock Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either such test such assets primarily consist of residential housing related loans and investments. At December 31, 2003, Hemlock Federal met the test and has always met the test since its effectiveness.

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

Next Page

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

Next Page

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

            To the extent earnings appropriated to a savings association's bad debt reserves exceed the allowable amount of such reserves computed under the experience method ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2003, Hemlock Federal's Excess for tax purposes totaled approximately $3.8 million.

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

Next Page

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

            Jean M. Thornton. Ms. Thornton, age 43, is currently serving as Vice-President, Controller/Treasurer. She has worked at the Bank since 1991 as Chief Accountant, and as Treasurer since 1995.

Next Page

Employees

            At December 31, 2003, the Bank had a total of 93 employees including 19 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Item 2. Properties

            The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2003. At December 31, 2003, the Bank's premises had an aggregate net book value of approximately $4.3 million.

Location	Year Acquired	Owned or Leased	Net Book Value at December 31, 2003
			(In Thousands)
Main Office:
5700 West 159th Street Oak Forest, Illinois 60452	1974	Owned	$ 512
Full Service Branches:
8855 South Ridgeland Ave. Oak Lawn, Illinois 60453	1975	Leased(1)	140
4636 South Damen Avenue Chicago, Illinois 60609	1990	Leased(2)	10
15730 West 127th Street Lemont, Illinois 60439	1998	Owned(3)	2,060
234 Bolingbrook Drive Bolingbrook, Illinois 60440	2000	Owned(4)	1,528
3030 West Cermak Avenue Chicago, Illinois 60623	2000	Owned	10

______________
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

            The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 2003 was approximately $141,000.

Item 3. Legal Proceedings

            From time to time, Hemlock Federal is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that

Next Page

the resolution of these legal actions should not have a material effect on the Company's and Hemlock Federal's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

            The information under the caption "Market Information" in the Company's Annual Report to Stockholders for the year ended December 31, 2003, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 6. Selected Financial Data

            The information under the heading "Selected Financial and Other Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2003, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of
             Operation

            The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2003, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

            The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" in the Company's Annual Report to Stockholders for the year ended December 31, 2003, portions of which are included as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

            The consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 2003, portions of which are included as Exhibit 13 to this Form 10-K, are incorporated herein by reference.

Next Page

Item 9. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

            No disclosure under this item is required.

Item 9A. Controls and Procedures

            An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Principal Financial Officer and several other members of the company's senior management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended December 31, 2003, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

            We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

Next Page

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

            Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2004, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

            Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

            To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that in July 2003, Director Kenneth J. Bazarnik filed a Section 16(a) report on his sale of 1,500 shares, one day after the filing requirement of two business days after completion of the sale.

Code of Ethics

            On July 15, 2003, the Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Company's Code of Ethics is being filed with the SEC as Exhibit 14 to this Annual Report.

Item 11. Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in

Next Page

May 2004, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May, 2004, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance
1997 Stock Option Plan	187,466	$17.69	5,117
2002 Stock Option Plan	41,700	$24.60	6,867

Item 13. Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2004, except for information contained under the headings "Compensation Committee Report on Executive Compensation", "Shareholder Return Performance Presentation" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

            Information concerning principal accountant fees and services are incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April, 2004 (excluding the information contained under the heading of "Report of the Audit/Compliance Committee") a copy of which will be filed no later than 120 days after December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

               (a)(1) Financial Statements

                        The following are contained in the portions of the Company's Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K and are incorporated by reference into Item 8 of this Form 10-K:

Next Page

Annual Report Section	Page in Annual Report
Report of Independent Auditors	20
Consolidated Statements of Financial Condition at December 31, 2003 and 2002	21
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	22
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001	23-24
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	25-26
Notes to Consolidated Financial Statements	27-51

               (a)(2) Financial Statement Schedules:

                        All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

            (a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(i)	Articles of Incorporation	*
3(ii)	Amended and Restated By-Laws	3.2
4	Instruments defining the rights of security holders, including debentures	*
9	Voting Trust Agreement	None
10	Material contracts: (i) 1997 Stock Option and Incentive Plan (ii) 1997 Recognition and Retention Plan (iii) 2002 Stock Option and Incentive Plan (iv) Employment Agreements with Executive Officers	** ** *** * 10.1 10.2
11	Statement re: computation of per share earnings	None
13	Annual Report	13
14	Code of Ethics	14
16	Letter re: change in certifying accountants	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of Registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Experts and Counsel	23
24	Power of attorney	Not required
28	Information from reports furnished to state insurance regulatory authorities	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
________________

Next Page

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

            (b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended December 31, 2003.

Next Page

SIGNATURES

            Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMLOCK FEDERAL FINANCIAL CORPORATION

Date: March 9, 2004	By: /s/ Maureen G. Partynski Maureen G. Partynski, Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Michael R. Stevens Michael R. Stevens, President and Director Date: March 9, 2004	/s/ Kenneth J. Bazarnik Kenneth J. Bazarnik, Director Date: March 9, 2004
/s/ Rosanne Belczak Rosanne Belczak, Vice-President/ Secretary and Director Date: March 9, 2004	/s/ Donald L. Manprisio Donald L. Manprisio, Director Date: March 9, 2004
/s/ Frank A. Bucz Frank A. Bucz, Auditor/Consultant and Director Date: March 9, 2004	/s/ G. Gerald Schiera G. Gerald Schiera, Director Date: March 9, 2004
/s/ Jean M. Thornton Jean M. Thornton, Chief Financial Officer Principal Financial and Accounting Officer Date: March 9, 2004

Next Page

Exhibit Index

Exhibit	Document
3.2	Amended and Restated Bylaws
10.1	Employment Agreement with Maureen G. Partynski dated September 9, 2003
10.2	Employment Agreement with Michael R. Stevens dated September 9, 2003
13	Annual Report
14	Code of Ethics
21	Subsidiaries of Registrant
23	Consent of Crowe, Chizek and Company LLC
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification

End.