Form 10-K/A
period 2003-12-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 2004-04-06
CIK 1029654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the fiscal year ended December 31, 2003 Commission File Number 0-22103

HEMLOCK FEDERAL FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	36-4126192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 West 159th Street, Oak Forest , Illinois	60542
(Address of principal executive offices)	(Zip Code)

(708) 687-9400 (Registrant's telephone number, including area code)

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

Next Page

         The purpose of this amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Hemlock Federal Financial Corporation is to correct typographical errors in the certifications set forth at Exhibit 31.1 and Exhibit 31.2, to conform them with current SEC requirements.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMLOCK FEDERAL FINANCIAL CORPORATION
Date: April 6, 2004	By:	/s/ Michael R. Stevens Michael R. Stevens President (Duly Authorized Representative)

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of Sarbanes-Oxley Act

End.