Form 10-Q
period 2004-03-31
HEMLOCK FEDERAL FINANCIAL CORP
filed 2004-05-14
CIK 1029654

UNITED STATES
SECURITIES AND EXCHANGE COMMITTION
Washington, D.C.   20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          March 31, 2004

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

YES	X	NO

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, par value $.01	Outstanding at April 12, 2004 924,637 shares

1.

Next Page

UNITED STATES
SECURITIES AND EXCHANGE COMMITTION
Washington, D.C.   20549

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Condition as of March 31, 2004
	and December 31, 2003	3

	Condensed Consolidated Statements of Income for the three and nine months
	ended March 31, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows for the three
	months ended March 31, 2004 and 2003	5

	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the tjree months ended March 31, 2004 and 2003	6

	Notes to the Condensed Consolidated Financial Statements as of
	March 31, 2004	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Disclosed Controls and Procedures	17

Part II.	Other Information	18

2.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$10,112	$13,980
Securities available-for-sale	70,521	65,355
Securities held-to-maturity	78,491	79,986
Loans receivable, net	135,089	135,655
Loans held for sale	90	-
Federal Home Loan Bank stock, at cost	11,010	10,647
Premises and equipment, net	4,877	4,921
Bank owned life insurance	5,399	5,294
Intangible assets	1,291	1,314
Accrued interest receivable and other assets	1,485	1,622

Total assets	$318,365	$318,774

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$207,249	$206,672
Federal Home Loan Bank advances	78,897	79,807
Advances from borrowers for taxes and insurance	782	1,097
Note payable	6,500	6,500
Accrued interest payable and other liabilities	2,368	2,355
Total liabilities	295,796	296,431

Stockholders' equity
Common stock, $.01 par value; 2,500,000 shares
authorized; 2,076,325 shares issued	21	21
Additional Paid In Capital	21,331	21,221
Treasury stock at cost (2004 - 1,102,157 shares; 2003 -
1,107,989 shares)	(17,863)	(17,958)
Unearned ESOP, (2004 - 45,679 shares;
2003 - 49,830 shares)	(457)	(498)
Unearned stock awards	(65)	(74)
Retained earnings	19,689	19,431
Accumulated other comprehensive income/(loss)	(87)	200

Total stockholders' equity	22,569	22,343

Total liabilities and stockholders' equity	$318,365	$318,774

See accompanying notes to condensed consolidated financial statements.

3.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND CASH FLOWS
Three Months Ended March 31, 2004 and 2003
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income
Loans	$1,960	$2,364
Securities	1,073	1,063
Interest bearing deposits	493	301
Total interest income	3,526	3,728

Interest expense
Deposits	591	832
Federal Home Loan Bank advances	1,017	1,110
Note payable	94	57
Total interest expense	1,702	1,999

Net interest income	1,824	1,729
Provision for loan losses	-	-

Net interest income after provision
for loan losses	1,824	1,729

Non-interest income
Service fees	211	192
Other income	175	178
Gain on sale of securities	124	214
Total non-interest income	510	584

Non-interest expense
Salaries and employee benefits	943	911
Occupancy and equipment	260	271
Data processing	118	108
Other expenses	428	365
	1,749	1,655

Income before income taxes	585	658

Provision for income taxes	162	212

Net income	$423	$446
Basic earnings per share	$.46	$.50
Diluted earnings per share	$.43	$.46
Comprehensive income	$136	$105

See accompanying notes to condensed consolidated financial statements.

4.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$ 423	$ 446
Adjustments to reconcile net income to net cash from
operating activities
Depreciation	73	60
Amortization of intangibles	23	22
Net amortization of premiums on securities	355	389
Change in deferred loan fees	9	29
Gain on sale of securities	(124)	(214)
Change in loans held for sale	(90)	(81)
Federal Home Loan Bank stock dividends	(363)	(97)
Increase in value of bank-owned life insurance	(105)	(68)
Change in accrued interest receivable and other assets	137	(74)
Change in accrued interest payable and other liabilities	222	23
Stock awards expense	9	9
ESOP compensation	120	113
Net cash from operating activities	689	557

Cash flows from investing activities
Purchase of securities available-for-sale	(12,107)	(18,647)
Proceeds from sales of securities available-for-sale	720	1,134
Principal payments of mortgage-backed securities and
collateralized mortgage obligations	8,206	12,706
Proceeds from maturities and calls of securities	3,000	2,395
Net change in loans	557	7,550
Purchases of securities held-to-maturity	(4,191)	-
Purchases of premises and equipment, net	(29)	(35)
Net cash from investing activities	(3,844)	5,103

Cash flows from financing activities
Net increase in deposits	577	4,474
Change in advance payments by borrowers for taxes and insurance	(315)	(377)
Purchase of treasury shares	-	(84)
Change in Federal Home Loan Bank advances	(910)	-
Change in note payable	-	(750)
Exercise of stock options	100	52
Dividends paid	(165)	(155)
Net cash from financing activities	(713)	3,160
Net change in cash and cash equivalents	(3,868)	8,820
Cash and cash equivalents at beginning of period	13,980	28,204
Cash and cash equivalents at end of period	$10,112	$37,024

See accompanying notes to condensed consolidated financial statements.

5.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THREE MONTHS ENDED MARCH 2004 AND 2003
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Retained Earnings	Accumulated Compre- hensive Income	Total Stockholders' Equity	Compre- hensive Income

Balance at December 31, 2002	$21	$20,838	$(17,788)	$(665)	$(109)	$18,384	$803	$21,484	$ -

Net income for three months
ended March 31, 2003	-	-	-	-	-	446	-	446	446

ESOP shares earned	-	71	-	42	-	-	-	113	-

Stock awards earned	-	-	-	-	9	-	-	9	-

Change in unrealized gain
on securities available-for-sale, net	-	-	-	-	-	-	(341)	(341)	(341)

Treasury stock purchase, net	-	-	(84)	-	-	-	-	(84)	-

Exercise of 3,000 options	-	15	48	-	-	-	-	63	-

Dividends declared ($.16 per share)	-	-	-	-	-	(155)	-	(155)	-

Balance at March 31, 2003	$21	$20,924	$(17,824)	$(623)	$ (100)	$18,675	$462	$21,535	$105

Continued

6.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THREE MONTHS ENDED MARCH 2004 AND 2003
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Retained Earnings	Accumulated Compre- hensive Income	Total Stockholders' Equity	Compre- hensive Income

Balance at December 31, 2003	$21	$21,221	$(17,958)	$(498)	$(74)	$19,431	$200	$22,343	$ -

Net income for three months
ended March 31, 2004	-	-	-	-	-	423	-	423	423

ESOP shares earned	-	79	-	41	-	-	-	120	-

Stock awards earned	-	-	-	-	9	-	-	9	-

Change in unrealized gain
on securities available-for-sale, net	-	-	-	-	-	-	(287)	(287)	(287)

Exercise of 5,832 options	-	31	95	-	-	-	-	126	-

Dividends declared ($.17 per share)	-	-	-	-	-	(165)	-	(165)	-

Balance at March 31, 2004	$21	$21,331	$(17,863)	$(457)	$ (65)	$19,689	$(87)	$22,569	$136

See accompanying notes to condensed consolidated financial statements.

7.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(In thousands, except share data)
(Unaudited)

NOTE 1

Hemlock Federal Financial Corp. (Corporation) is a unitary thrift holding company which owns 100% of the voting stock of Hemlock Federal Bank for Savings (Bank), a federally chartered thrift located in Oak Forest, Illinois. The Corporation was incorporated under Delaware law in December of 1996. The accompanying unaudited interim consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Corporation in the preparation of its consolidated financial statements, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. Annualized results of operations during the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full year of 2004.

NOTE 2

A reconciliation of the numerators and denominators for earnings per common share computations is presented below:

	Three Months Ended March 31,
	2004	2003
Earnings per share
Net income available to common stockholders	$423	$446

Weighted average basic shares outstanding	920	898
Basic earnings per share	$ .46	$ .50

Weighted average basic shares outstanding	920	898
Dilutive effect of stock options	70	68
Dilutive effect of stock awards	1	1
Weighted average diluted shares outstanding	991	967

Diluted earnings per share	$ .43	$ .46

8.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2004

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

	2004	2003

Net income as reported	$423	$446

Deduct: Stock-based compensation expense determined under fair value based method	2	2

Pro forma net income	$421	$444

Basic earnings per share as reported	$.46	$.50
Pro forma basic earnings per share	.46	.50

Diluted earnings per share as reported	.43	.46
Pro forma diluted earnings per share	.42	.46

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of Hemlock Federal Financial Corporation and Subsidiary at March 31, 2004 and the consolidated results of operations for the three months ended March 31, 2004, compared to the same period in 2003. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, Hemlock Federal Bank for Savings (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Results of Operations

Consolidated net income of the Corporation for the first quarter of 2004 totaled $423,000, or $.46 per share basic and $.43 per share diluted, as compared to net income of $446,000, or $.50 per share basic and $.46 per share diluted, earned for the first quarter of 2003. The primary reasons for the decrease in net income are a decrease in non-interest income, as well as an increase in non-interest expense, partially offset by an increase in net interest income.

9.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2004

Net Interest Income

Net interest income before provision for loan losses was $1.82 million for the three-month period ended March 31, 2004, as compared to $1.73 million for the same period in 2003. For the three-month period ended March 31, 2004, interest income decreased to $3.53 million, from $3.73 million for the same period ended March 31, 2003. This decrease is due primarily to a decrease in the yield on interest-earning assets as a result of a lower interest rate environment.

The declining interest rate environment had a significant effect on the yield on both loans and securities. The Company experienced large volumes of calls and prepayments during 2003. This resulted in the purchase of securities and origination of loans at significantly lower interest rates, thus reducing both yield and interest income. Interest income on loans decreased $400,000, from $2.36 million as of March 31, 2003, to $1.96 million for the quarter ended March 31, 2004. The decrease in yield on securities was offset by an increase in investment in securities, as cash was reinvested into securities during the past several quarters.

The lower interest rate environment also resulted in a decrease in interest expense, which was $1.70 million for the three months ended March 31, 2004, as compared to $2.00 million for the same period in 2003. Net interest margin increased from 2.29% for the quarter ended March 31, 2003 to 2.41% for the quarter ended March 31, 2004. The increase in net interest margin is due primarily to the reinvestment of cash and cash equivalents into securities. In addition, the increase in interest rates over the past several quarters has resulted in a decrease in the amortization of premium on both securities and loan portfolios. This has had a positive impact on both the securities and loan portfolios.

Provision for Loan Losses

On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses reflects probable incurred losses on existing loans at March 31, 2004, there can be no assurance that such losses will not exceed estimated amounts.

Changes In Non-Interest Income and Non-Interest Expense

Non-interest income decreased to $510,000 for the three-month period ended March 31, 2004, as compared to $584,000 for the same period ended March 31, 2003. The $74,000 decrease is primarily attributable to a $90,000 decrease in the gain on sale of securities for the three months ended March 31, 2004, as compared to the same period one year ago.

10.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2004

Non-interest expense increased to $1.75 million for the three month period ended March 31, 2004, as compared to $1.66 million for the same period one year ago.

Provision for Income Taxes

The Corporation's federal and state income tax expense decreased to $165,000 for the three month period ended March 31, 2004, from $212,000 for the same period ended March 31, 2003. The decrease in income tax was the result of a decrease in net income.

Financial Condition

Consolidated total assets decreased $400,000 to $318.37 million as of March 31, 2004, from $318.77 million as of December 31, 2003. Cash on hand decreased to $10.11 million as of March 31, 2004, as compared to $13.98 million as of December 31, 2003, a decrease of $3.87 million, due primarily to the redeployment of cash on hand into securities. Loans receivable decreased to $135.09 million as of March 31, 2004 from $135.66 million as of December 31, 2003. Total securities increased by $3.67 million, from $145.34 million as of December 31, 2003, to $149.01 million as of March 31, 2004.

Total liabilities decreased to $295.80 million as of March 31, 2004, from $296.43 million as of December 31, 2003. The $630,000 decrease in liabilities is due primarily to a $910,000 decrease in total borrowings, from $79.81 million as of December 31, 2003, to $78.90 million as of March 31, 2004. This decrease is the result of the maturity of a Federal Home Loan Bank Advance. This was partially offset by an increase of $580,000 in deposits, which grew to $207.25 million as of March 31, 2004 from $206.67 million as of December 31, 2003.

Stockholders' equity increased to $22.57 million as of March 31, 2004 from $22.34 million as of December 31, 2003. The increase of $230,000 is primarily due to the income earned during the quarter, partially offset by dividends paid as well as a decrease in the valuation of the available for sale securities portfolio.

Capital Resources and Commitments

The Bank is subject to two capital requirements in accordance with federal regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital, as of March 31, 2004 and December 31, 2003.

	Regulatory Requirement To Be Adequately Capitalized	Actual March 31, 2004	Actual December 31, 2003

Core capital	4.0%	6.89%	6.72%
Risk-based capital	8.0%	15.54%	15.13%

11.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2004

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

The Bank's regulatory liquidity ratio at March 31, 2004 was 16.44%, a portion of which includes interest-earning assets with terms of 5 years or less. Loan commitments outstanding totaled $4.08 million at March 31, 2004. Certificates of Deposits, which are scheduled to mature in one year or less from March 31, 2004, total $56.33 million. Based on both historical experience and current market conditions, management believes that a significant portion of these deposits will remain with the bank. In addition, the Bank anticipates it will have sufficient funds available to meet all current loan commitments.

Contractual Obligation, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of March 31, 2004, the Bank's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	In thousands
	One Year or Less	One to Three Years	Over Three Years	Total
Long-Term Debt
FHLB borrowings	$12,000	$42,422	$24,475	$78,897
Other contractual Obligations
Non-cancelable operating leases	$66	$133	$14	$235

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

12.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2004

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
March 31, 2004

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

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at December 31, 2003 (latest information available), an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments). As of December 31, 2002, due to the current level of interest rates, the Office of Thrift Supervision no longer provides NPV estimates for decreases in interest rates greater than 100 basis points.

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent

+300	$17,146	5.63%	$(12,443)	(42)
+200	21,956	7.03	(7,634)	(26)
+100	26,332	8.24	(3,258)	(11)
-	29,590	9.07	-	-
-100	30,088	9.11	498	2
-200	-	-	-	-
-300	-	-	-	-

14.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2004

For the purposes of comparison, the following table sets forth, as of September 30, 2003, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (±300 basis points, measured in 100 basis point increments) as compared to tolerance limits under the Bank's current policy.

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to % of Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent

+300	$19,197	6.19%	$(9,172)	(32)
+200	23,134	7.29	(5,235)	(18)
+100	26,339	8.14	(2,030)	(7)
-	28,369	8.62	-	-
-100	28,264	8.49	(105)	-
-200	-	-	-	-
-300	-	-	-	-

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

While the March 31, 2004 interest rate risk analysis was not yet available, management believes that the Bank's interest rate risk has not changed significantly from the levels indicated as of December 31, 2003.

15.

Next Page

HEMLOCK FEDERAL FINANCIAL CORPORATION AND SUBSIDIARY
March 31, 2004

Item 4.     Controls and Procedures

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13-a-15(e) under the Securities Exchange Act of 1934, "the Act") as of March 31, 2004, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Annual Meeting

The Corporation's Annual Meeting for the fiscal year ending December 31, 2003 was held on May 5, 2004 at 10:30 a.m. at the Oak Forest office of the Corporation. See Part II Item 4 for the results.

16.

Next Page

Part II        Other Information

Item 1.	Legal Proceedings None
Item 2.	Changes in Securities and Use of Proceeds None
Item 3.	Defaults upon Senior Securities None
Item 4.	Submission of Matters to a vote of Security Holders The following is a record of the votes cast at the Corporation's Annual Meeting of Stockholders in the election of directors of the Corporation:

	FOR	VOTE WITHHELD
Rosanne Belczak	818,485	79,620
Frank A. Bucz	818,385	79,720
G. Gerald Schiera	818,285	79,820

Accordingly, the individuals named above were declared to be duly elected directors of the Corporation for a term to expire in 2007.

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.

The following is a record of the votes cast in respect of the proposal to ratify the appointment of Crowe, Chizek and Company LLP as the Corporation's auditors for the fiscal year ending December 31, 2004.

	NUMBER OF VOTES	PERCENTAGE OF VOTES
FOR	884,878	98.5%
AGAINST	12,699	1.4%
ABSTAIN	528	0.1%

Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Corporation.
Item 5.	Other Information None

17.

Next Page

Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
31.1 Section 13a - 14(a) Certification
31.2 Section 13a - 14(a) Certification
31.3 Section 13a - 14(a) Certification
32.1 Section 1350 Certification of Chief Executive Officer
32.2 Section 1350 Certification of President
32.3 Section 1350 Certification of Chief Financial Officer
	(b)	Reports on Form 8-K - none

18.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMLOCK FEDERAL FINANCIAL CORP. (Registrant)

   /s/ Maureen G. Partynski

Maureen G. Partynski,
Chief Executive Officer
May 10, 2004

   /s/ Michael R. Stevens

Michael R. Stevens,
President
May 10, 2004

   /s/ Jean M. Thornton

Jean M. Thornton,
Chief Financial Officer
May 10, 2004

19.

End.